Form 10-Q
period 1998-12-31
BERKSHIRE ENERGY RESOURCES
filed 1999-02-12
CIK 1056255

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarter Ended December 31, 1998       Commission File No. 0-29812


                         BERKSHIRE ENERGY RESOURCES

Massachusetts                                                   04-3408946

115 Cheshire Road, Pittsfield, Massachusetts                    01201-1803


Registrant's telephone number, including Area Code            413:442-1511


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   [X]        No   [ ]

At December 31, 1998, the Registrant had issued and outstanding 2,397,711 shares of Common Stock, par value $2.50.


                         BERKSHIRE ENERGY RESOURCES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS - Unaudited
                   (In Thousands Except Per Share Amounts)

                                                    Three Months Ended
                                                 -----------------------
                                                 12/31/98       12/31/97
                                                 --------       --------

Operating Revenues                               $11,981        $14,177
Cost of Gas Sold                                   5,220          7,077
                                                 -------        -------
Operating Margin                                   6,761          7,100
                                                 -------        -------

Other Operating Expenses                           3,569          3,362
Depreciation                                       1,114          1,067
                                                 -------        -------

      Total                                        4,683          4,429
                                                 -------        -------
Utility Operating Income                           2,078          2,671
Other Income - Net                                   549            675

Operating and Other Income                         2,627          3,346
Interest Expense                                   1,157          1,157
Other Taxes                                          522            465
                                                 -------        -------

      Pre-Tax Income                                 948          1,724

Income Taxes                                         346            648
                                                 -------        -------

NET INCOME                                           602          1,076
Retained Earnings at Beginning of Period           7,350          7,261
                                                 -------        -------

      Total                                        7,952          8,337
                                                 -------        -------

Dividends Declared:
  Preferred Stock                                      4              4
  Common Stock                                       696            645
                                                 -------        -------

      Total Dividends                                700            649
                                                 -------        -------

Retained Earnings at End of Period               $ 7,252        $ 7,688
                                                 =======        =======

Earnings Available for Common Stock              $   598        $ 1,072
                                                 =======        =======

Average Shares of Common Stock Outstanding       2,397.7        2,263.1
                                                 -------        -------

Basic and Diluted Earnings
 Per Share of Common Stock                       $  0.25        $  0.47
                                                 =======        =======

See Independent Accountants' Review Report and Notes to Financial
Statements.


                         BERKSHIRE ENERGY RESOURCES
  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS - Unaudited
                   (In Thousands Except Per Share Amounts)

                                                    Six Months Ended
                                                -----------------------
                                                12/31/98       12/31/97
                                                --------       --------

Operating Revenues                              $16,228        $18,657
Cost of Gas Sold                                  6,779          9,026
                                                -------        -------

Operating Margin                                  9,449          9,631
                                                -------        -------

Other Operating Expenses                          6,478          6,021
Depreciation                                      1,466          1,432
                                                -------        -------

      Total                                       7,944          7,453
                                                -------        -------
Utility Operating Income                          1,505          2,178
Other Income - Net                                  981          1,099
                                                -------        -------

Operating and Other Income                        2,486          3,277
Interest Expense                                  2,235          2,258
Other Taxes                                         737            669
                                                -------        -------

      Pre-Tax(Loss)/Income                         (486)           350

Income Tax(Benefit)/Expense                        (212)           110
                                                -------        -------

NET (LOSS)/INCOME                                  (274)           240
Retained Earnings at Beginning of Period          8,911          8,739
                                                -------        -------

      Total                                       8,637          8,979
                                                -------        -------

Dividends Declared:
  Preferred Stock                                     7              8
  Common Stock                                    1,378          1,283
                                                -------        -------

      Total Dividends                             1,385          1,291
                                                -------        -------

Retained Earnings at End of Period              $ 7,252        $ 7,688
                                                =======        =======

(Loss)/Earnings Available for Common Stock     ($   281)       $   232
                                                -------        -------

Average Shares of Common Stock Outstanding      2,361.0        2,243.1
                                                -------        -------
Basic and Diluted (Loss)/Earnings
 Per Share of Common Stock                     ($  0.12)       $  0.10
                                                =======        =======

See Independent Accountants= Review Report and Notes to Financial
Statements.


                         BERKSHIRE ENERGY RESOURCES
  CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS - Unaudited
                   (In Thousands Except Per Share Amounts)

                                                  Twelve Months Ended
                                                -----------------------
                                                12/31/98       12/31/97
                                                --------       --------

Operating Revenues                              $47,431        $50,893
Cost of Gas Sold                                 22,283         24,954
                                                -------        -------

Operating Margin                                 25,148         25,939
                                                -------        -------

Other Operating Expenses                         12,823         12,448
Depreciation                                      4,205          4,113
                                                -------        -------

      Total                                      17,028         16,561
                                                -------        -------
Utility Operating Income                          8,120          9,378
Other Income - Net                                1,801          2,292
                                                -------        -------

Operating and Other Income                        9,921         11,670
Interest Expense                                  4,369          4,413
Other Taxes                                       1,938          1,813
                                                -------        -------

      Pre-Tax Income                              3,614          5,444

Income Taxes                                      1,334          2,065
                                                -------        -------

NET INCOME                                        2,280          3,379
Retained Earnings at Beginning of Period          7,688          6,823
                                                -------        -------

      Total                                       9,968         10,202
                                                -------        -------

Dividends Declared:
  Preferred Stock                                    16             16
  Common Stock                                    2,700          2,498
                                                -------        -------

      Total Dividends                             2,716          2,514
                                                -------        -------

Retained Earnings at End of Period              $ 7,252        $ 7,688
                                                =======        =======

Earnings Available for Common Stock             $ 2,264        $ 3,363
                                                =======        =======

Average Shares of Common Stock Outstanding      2,322.0        2,217.6
                                                -------        -------
Basic and Diluted Earnings
 Per Share of Common Stock                      $  0.98        $  1.52
                                                =======        =======

See Independent Accountants= Review Report and Notes to Financial
Statements.


                          BERKSHIRE ENERGY RESOURCES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                               December 31,      June 30,
                                                   1998           1998
                                               ------------      --------
                                               (Unaudited)      (Audited)

ASSETS:
Utility Plant:
  Utility Plant - at original cost               $109,878       $106,654
  Less: Accumulated Depreciation                   32,455         31,371
                                                 --------       --------

      Utility Plant - Net                          77,423         75,283
                                                 --------       --------

Other Property:
  Other Property - at original cost                13,878         12,784
  Less:  Accumulated Depreciation                   6,830          6,420
                                                 --------       --------

      Other Property - Net                          7,048          6,364
                                                 --------       --------

Current Assets:
  Cash                                                242            160
  Accounts Receivable
    Utility Service (less allowance:               10,088          5,427
     Dec. 1998-$960;June 1998-$900)
    Merchandise & Other (less
     allowance: Dec. 1998-$91;                        747            669
     June 1998-$74)
    Other Receivables                                 130            181
    Inventories (at the lower of
     average cost or market):
      Natural Gas                                   2,896          2,313
      Liquefied Petroleum                             129            134
      Materials and Supplies                        1,852          1,814
      Prepayments and Other                           854            979
      Prepaid Taxes                                 1,893            370
      Recoverable Gas Costs                         2,586            224
                                                 --------       --------

      Total Current Assets                         21,417         12,271
                                                 --------       --------

    Deferred Debits:
      Unamortized Debt Expense                      2,152          2,200
      Capital Stock Expense                           253            275
      Environmental Cleanup Costs                     873            800
      Other                                         1,179          1,414
                                                 --------       --------

      Total Deferred Debits                         4,457          4,689
                                                 --------       --------

  Recoverable Environmental Cleanup Costs           3,290          3,290
                                                 --------       --------

      TOTAL ASSETS                               $113,635       $101,897
                                                 ========       ========

See Independent Accountants' Review Report and Notes to Financial
Statements.


                         BERKSHIRE ENERGY RESOURCES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                 December 31,    June 30,
                                                     1998          1998
                                                 ------------    --------
                                                 (Unaudited)    (Audited)

CAPITALIZATION AND LIABILITIES
Common Shareholders' Equity:
  Common Stock                                    $  5,994      $  5,790
  Premium on Common Stock                           20,393        18,835
  Retained Earnings                                  7,252         8,911
                                                  --------      --------

Total Common Shareholders' Equity                   33,639        33,536
                                                  --------      --------
Redeemable Cumulative Preferred Stock                  312           321
                                                  --------      --------

Long-Term Debt                                      34,000        34,000
                                                  --------      --------
Current Liabilities:
  Notes Payable to Banks                            17,960         7,085
  Current Maturities of Long-Term Debt               6,000         6,000
  Accounts Payable                                   2,941         3,024
  Other Current Liabilities                          3,133         3,098
                                                  --------      --------

      Total Current Liabilities                     30,034        19,207
                                                  --------      --------

  Other Liabilities                                  1,707         1,676
                                                  --------      --------

Unamortized Investment Tax Credit                    1,104         1,139
                                                  --------      --------

Deferred Income Taxes                                9,549         8,728
                                                  --------      --------

Reserve for Recoverable Environmental
 Cleanup Costs                                       3,290         3,290
                                                  --------      --------

TOTAL CAPITALIZATION AND LIABILITIES              $113,635      $101,897
                                                  ========      ========

See Independent Accountants' Review Report and Notes to Financial
Statements.


                         BERKSHIRE ENERGY RESOURCES
                    STATEMENTS OF CASH FLOWS - Unaudited
                               (In Thousands)

                                                    Six Months Ended
                                                 ----------------------
                                                 12/31/98      12/31/97
                                                 --------      --------

Cash flows from Operating Activities:
  Net (Loss)/Income                              $  (274)        $  240

Adjustments to Reconcile Net (Loss)/Income
 to Net Cash Used in Operating Activities:
  Depreciation and Amortization                    1,915          1,916
  Provision for Losses on Accounts Receivable        363            369
  Recoverable Gas Costs                           (2,362)        (2,395)
  Deferred Income Taxes                              821            961
Changes in Assets and Liabilities Which
 Provided (Used) Cash:
  Accounts Receivable                             (5,102)        (1,444)
  Other Receivables                                   51            272
  Inventories                                       (616)          (985)
  Accounts Payable                                   (83)          (131)
  Prepaid Taxes                                   (1,523)        (1,392)
  Other                                              352           (471)
                                                 -------        -------

Total Adjustments                                 (6,184)        (3,300)
                                                 -------        -------
  Net Cash Used in Operating Activities           (6,458)        (3,060)
                                                 -------        -------
Cash Flows Used in Investing Activities:
  Construction Expenditures                       (4,703)        (4,282)
                                                 -------        -------
Cash Flows Provided by Financing Activities:
  Dividends Paid                                  (1,385)        (1,291)
  Proceeds from Notes Payable                     10,875          7,820
  Redemption of Preferred Stock                       (9)           (42)
  Proceeds from Other Stock Transactions           1,762            828
                                                 -------        -------
  Net Cash Provided by Financing Activities       11,243          7,315
                                                 -------        -------
Net Increase/(Decrease) in Cash                       82            (27)
Cash at Beginning of Period                          160            356
                                                 -------        -------
Cash at End of Period                            $   242        $   329
                                                 =======        =======

Supplemental Disclosures of Cash Flow Information:

   Cash Paid During the Year for:
     Interest (net of amount capitalized)        $ 2,141        $ 2,191
                                                 =======        =======
     Income Taxes (net of refund)                $   293        $   333
                                                 =======        =======

See Independent Accountants' Review Report and Notes to Financial
Statements.


Berkshire Energy Resources
Notes to Consolidated Financial Statements
December 31,1998
--------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)

NOTES:

   OTHER FINANCIAL INFORMATION:
      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, which in the opinion of management are necessary for a fair presentation of the operations for the interim periods presented, have been made. These adjustments are of a normal recurring nature. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in The Berkshire Gas Company's Annual Report on Form 10-K for the year ended June 30, 1998.

BERKSHIRE ENERGY RESOURCES (formerly The Berkshire Gas Company)

      Berkshire Gas Company adopted a holding company corporate structure effective December 31, 1998, to capitalize on competitive opportunities associated with the deregulation of the natural gas industry.

      The adoption of a holding company structure effectively reorganized and segregated the Company's regulated business activities from its non-regulated activities, thereby offering greater flexibility to compete in non-regulated markets without the inherent delay of regulation.

      The holding company, known as Berkshire Energy Resources, has been organized as a Massachusetts Business Trust and initially has as its subsidiaries The Berkshire Gas Company, Berkshire Propane, Inc., and Berkshire Energy Marketing, Inc.

      The results of operations for these subsidiaries/divisions have been reflected in the accompanying consolidated financial statements for the period ended December 31, 1998. Effective December 31, 1998, the outstanding shares of The Berkshire Gas Company Common Stock were automatically exchanged on a share-for-share basis for Berkshire Energy Resources Common Shares (no par value), and Berkshire Energy Resources became the holding company of The Berkshire Gas Company. The Berkshire Gas Company stock symbol, BGAS has changed to BERK, in recognition of the new corporate identity. The stock continues to be traded on the Nasdaq Stock Market.

WEATHER INSURANCE

      To provide protection from dramatic weather fluctuations, the Company purchased weather insurance for the winter period November 1, 1998, through March 31, 1999. Berkshire Gas will receive insurance proceeds in the event that the total degree days for the aforementioned winter period are less than 95% of the twenty year average degree days for the period. The Company would be reimbursed in the fourth quarter of fiscal 1999, based on the number of degree days under the 95% threshold.

CONTINGENCIES:

   ENVIRONMENTAL:
      Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,290 to $12,302. In accordance with SFAS No. 5, the Company has recorded the most likely cost of $3,290. The Company's unamortized cost at December 31, 1998 was $873 and should be recovered over a seven-year period through the Cost of Gas Adjustment Clause ("CGAC").


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

----------------------------------------------------------------------------
Results of Operations - Second Quarter Ended December 31, 1998 versus Second Quarter Ended December 31, 1997
----------------------------------------------------------------------------

      The Company considers Operating Margin (Operating Margin or Gross Profit = Operating Revenues Net of Cost of Gas Sold) to be a more pertinent measure of operating results than Operating Revenues. This is due primarily to the fact that revenues include changes in the cost of natural gas which must be recovered or returned to customers through the Cost of Gas Adjustment Clause. Consequently, changes in the cost of gas will affect revenue levels, but does not have a corresponding affect on income. Additionally, margins earned on interruptible gas sold and transported are flowed back to the customers and therefore are not included in income. Accordingly, the discussion below pertains to Operating Margin.

      Operating Margin decreased $339,000 or 4.8%, causing reduced firm margins due to 15% warmer weather, from the three months ended December 31, 1997, partially offset by growth in transportation revenues.

                                                     1998           1997
                                                     ----           ----

3 Month Firm MCF Sold & Transported               1,594,000      1,710,000
3 Month Operating Margin                         $6,761,000     $7,100,000
3 Month Average Operating Margin Per Firm MCF         $4.24          $4.15

      Other Operating Expenses increased $207,000 or 6.2% from the three months ended December 31, 1997. The increase is primarily due to higher costs for the implementation of new information systems companywide, increased marketing promotions and costs of maintaining the transmission and distribution system.

      Depreciation Expense increased $47,000 or 4.4% due to an increase in the amount of depreciable assets.

      Other Income decreased $126,000 or 18.7% due to lower interest income from the undercollection of gas costs through the CGAC and costs related to entering the non-regulated energy marketing business.

      Other Taxes increased $57,000, primarily due to increased personal property taxes reflecting growth in plant assets and higher tax rates.

      Income Taxes decreased $302,000 due to a decrease in Pre-Tax Income.

      The Allowance for Doubtful Accounts on Utility Service Accounts Receivable increased by $60,000 since June 30, 1998, reflecting the current status of uncollectible accounts.

      Dividends on Common Stock increased $51,000 primarily due to an increase in the number of shares reflecting active shareholder participation in the Dividend Reinvestment Program ("DRIP"), and to a lesser extent, a quarterly increase in dividends to $.29 per share from $.285 in 1997.

      Increases in Accounts Receivable and Notes Payable were caused by temporary delays in the customer billing cycles. The implementation of new information systems companywide required technical modifications that resulted in a billing lag. The December 31, 1998 balances in Accounts Receivable and Notes Payable are not reflective of ordinary operational conditions.

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

----------------------------------------------------------------------------
Results of Operations - Six Months Ended December 31, 1998 versus Six Months Ended December 31, 1997
----------------------------------------------------------------------------

      Operating Margin decreased $182,000 or 1.9%, as compared with the six months ended December 31, 1997, for the same reasons as discussed in the Second Quarter Results.

                                                    1998           1997
                                                    ----           ----

6 Month Firm MCF Sold & Transported               2,297,000      2,424,000
6 Month Operating Margin                         $9,449,000     $9,631,000
6 Month Average Operating Margin Per Firm MCF         $4.11          $3.97

      Other Operating Expenses increased $457,000 or 7.6% due to the same reasons as explained in the Three Months Results discussed above as well as higher other administrative expenses.

      Depreciation Expense increased $34,000 due to an increase in the amount of depreciable assets.

      Other Income decreased $118,000 or 10.7%; Other Taxes increased $68,000 or 10.2%; Income Taxes decreased $322,000 due to a decrease in Pre-Tax Income; Dividends on Common Stock increased $95,000 from the six months ended December 31, 1997; for the same reasons previously discussed above in the Results of Operations - Second Quarter.

      Interest Expense decreased $23,000 due to lower average levels of borrowings.

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

----------------------------------------------------------------------------
Results of Operations - Twelve Months Ended December 31, 1998 versus Twelve Months Ended December 31, 1997
----------------------------------------------------------------------------

      Earnings available for Common Stock were $2,264,000 for the twelve months ended December 31, 1998 as compared to $3,363,000 for 1997. The decrease is primarily due to 14% warmer weather, increased operating expenses and lower other income also caused by the warmer than normal weather.

      Operating Margin decreased $791,000 or 3.0% from the twelve months ended December 31, 1997. Decreased volumes from weather sensitive customers were caused by weather that was substantially warmer than the twenty year average.

                                                     1998          1997
                                                     ----          ----

12 Month Firm MCF Sold & Transported               5,989,000     6,506,000
12 Month Operating Margin                        $25,148,000   $25,939,000
12 Month Average Operating Margin Per Firm MCF         $4.20         $3.99

      Other Operating Expenses rose $375,000 or 3.0% over the twelve months ended December 31, 1997. The increase is due to costs incurred for the restructuring to a holding company, employee benefit costs, costs for the development and implementation of new information systems companywide and increased marketing and promotion expenses.

      Depreciation Expense increased $92,000 or 2.2% due to an increase in depreciable assets.

      Other Income decreased $491,000 or 21.4% from 1997 primarily due to lower Propane revenues as a result of substantially warmer weather, lower Interest Income on undercollected gas costs recovered through the CGAC and costs related to entering the non-regulated energy marketing business. This was partially offset by increased income from appliance rentals.

      Other Taxes increased $125,000 or 6.9% due to increases in plant property and municipal tax rates.

      Income Taxes decreased $731,000 due to the reduction in Pre-Tax
Income.

      Dividends declared on Common Stock increased $202,000 primarily due to additional shares outstanding through the Company's DRIP, and to a lesser extent, a quarterly increase in dividends to $.29 per share from $.285 in 1997.

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1998

      The Company added approximately $4,703,000 to Utility Plant assets and Other Property during the six months ended December 31, 1998. These construction expenditures primarily represent investments in new and replacement mains and services.

      The capital structure of the Company at December 31, 1998 was 49.5% Common Equity, 0.5% Preferred Stock and 50.0% Long-Term Debt.

      The Company initially finances construction expenditures and other funding needs primarily with short-term bank borrowings, and to a lesser extent with the reinvestment of dividends and cash investments from the Company's DRIP.

      The Company continually evaluates its short-term borrowing position and based on prevailing interest rates, market conditions, etc., makes determinations regarding conversion of short-term borrowings to long-term debt or equity.

      It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven year period under a ruling issued by the Massachusetts Department of Telecommunications and Energy ("DTE"), formerly the Massachusetts Department of Public Utilities ("MDPU").

      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties.

      Certain important factors which could cause such results to differ include risks associated with the Company's maintaining contracts with specific customers, government regulation, the increasingly competitive nature of the markets in which the Company is engaged, and dependence on key personnel. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company.

Year 2000 Compliance

      The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance.

      The Company believes that the most critical risk relates to the replacement and modification of its business application software.

      During the second quarter of fiscal 1999, the Company has replaced its core business applications which support customer service, billing, collection, jobbing and engineering. This upgraded system is Year 2000 compliant. The installation and testing of the upgrade to the Company's current finance, accounting, payroll and inventory system is currently in progress. It is anticipated that this will be completed by the end of the current fiscal year, and those systems will be Year 2000 compliant. These upgrades were initiated in the normal course of addressing business needs.

      The Company has also assessed the other areas of its business not related to its core information systems. Presently, the Company believes that these areas which include automated meter reading, dispatch, administrative and distribution, can be modified or upgraded without disruption of service or material cost.

      Due to the complexity of the Year 2000 problem and the reliance on certain critical vendors and suppliers, there can be no guarantees that the Company will achieve Year 2000 compliance or that critical vendors and suppliers will achieve Year 2000 compliance. A vendor management program has been undertaken as part of the Company's effort to obtain reasonable assurances from key vendors that there will not be any interruptions in the supply of goods and services as a result of the Year 2000 issues. The Company expects to include contingency plans as part of its Year 2000 study in an effort to mitigate the risks of any non-compliance by third parties.

      The total cost to the Company of Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

BERKSHIRE ENERGY RESOURCES (formerly The Berkshire Gas Company)

      Berkshire Gas Company adopted a holding company corporate structure effective December 31, 1998, to capitalize on competitive opportunities associated with the deregulation of the natural gas industry.

      The adoption of a holding company structure effectively reorganized and segregated the Company's regulated business activities from its non-regulated activities, thereby offering greater flexibility to compete in non-regulated markets without the inherent delay of regulation.

      The holding company, known as Berkshire Energy Resources, has been organized as a Massachusetts Business Trust and initially has as its subsidiaries The Berkshire Gas Company, Berkshire Propane, Inc., and Berkshire Energy Marketing, Inc. The results of operations for these subsidiaries have been reflected in the accompanying consolidated financial statements for the period ended December 31, 1998. Effective December 31, 1998, the outstanding shares of The Berkshire Gas Company Common Stock were automatically exchanged on a share-for-share basis for Berkshire Energy Resources Common Shares (no par value), and Berkshire Energy Resources became the holding company of The Berkshire Gas Company. The Berkshire Gas Company stock symbol, BGAS has changed to BERK, in recognition of the new corporate identity. The stock continues to be traded on the Nasdaq Stock Market.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          No developments during the quarter.

Item 2.   Changes in Securities
          ---------------------

          Effective December 31, 1998, the outstanding shares of Common Stock ($2.50 par value) of The Berkshire Gas Company were exchanged automatically on a share-for-share basis for Common Shares (no par value) of Berkshire Energy Resources, and Berkshire Energy Resources thereby became the holding company for The Berkshire Gas Company. The Preferred Stock and debt of The Berkshire Gas Company remain obligations of The Berkshire Gas Company.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not Applicable

Item 5.   Other Information
          -----------------

          Not Applicable

Item 6.   Exhibits and Reports on Form 8 - K
          ----------------------------------

          (a)   List of Exhibits
                Exhibit 27 - Financial Data Schedule

          (b)   Reports on Form 8-K for the quarter ended December 31, 1998:

                Date Filed             Items Reported
                ----------             --------------
                December 28, 1998      Item 5. Other Events

The consolidated balance sheet as of December 31, 1998, the related consolidated statements of operations and retained earnings for the three month, six month and twelve month periods ended December 31, 1998 and 1997, and the consolidated statements of cash flows for the six month periods ended December 31, 1998 and 1997 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the consolidated financial statements is presented below.

Deloitte &
   Touche LLP
                     -----------------------------------------------------
                     City Place        Telephone:(860) 280-3000
                     185 Asylum Street Facsimile:(860) 280-3051
                     Hartford, Connecticut 06103-3402

INDEPENDENT ACCOUNTANTS' REPORT

Berkshire Energy Resources:

We have reviewed the accompanying balance sheet of Berkshire Energy Resources as of December 31, 1998, the related consolidated statements of operations and retained earnings for the three month, six month and twelve month periods ended December 31, 1998 and 1997, and the consolidated statements of cash flows for the six month periods ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of The Berkshire Gas Company as of June 30, 1998, and the related statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated August 12, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
February 8, 1999


                                 SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Berkshire Energy Resources
                                    Registrant

                                    /s/ Michael J. Marrone
                                    ---------------------------------
                                    Michael J. Marrone
                                    Vice President, Treasurer &
                                    Chief Financial Officer


Dated: February 12, 1999