Form 10-Q
period 1999-03-31
BERKSHIRE ENERGY RESOURCES
filed 1999-05-13
CIK 1056255

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarter Ended March 31, 1999         Commission File No. 0-29812


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

                          Yes   [X]        No   [ ]

At March 31, 1999 the Registrant had issued and outstanding 2,448,313 shares of Common Stock, no par value.


                         BERKSHIRE ENERGY RESOURCES
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
     -------------------------------------------------------------------
                   (In Thousands Except Per Share Amounts)

                                         Three Months Ended
                                       3/31/99        3/31/98
                                       ----------------------

Operating Revenues                     $23,544        $24,768
Cost of Gas Sold                        10,626         12,715
                                       ----------------------

Operating Margin                        12,918         12,053
                                       ----------------------

Other Operating Expenses                 4,241          3,913
Depreciation                             1,974          2,041
Other Taxes                                857            812
                                       ----------------------

      Total                              7,072          6,766
                                       ----------------------

Operating Income                         5,846          5,287
Other Income - Net                         986            261
                                       ----------------------

Operating and Other Income               6,832          5,548
Interest Expense                         1,126          1,129
                                       ----------------------
      Pre-Tax Income                     5,706          4,419

Income Taxes                             2,192          1,680
                                       ----------------------

NET INCOME                               3,514          2,739
Retained Earnings at Beginning
 of Period                               7,252          7,688
                                       ----------------------

      Total                             10,766         10,427
                                       ----------------------

Dividends Declared:
  Preferred Stock                            3              4
  Common Stock                             710            651
                                       ----------------------

      Total Dividends                      713            655
                                       ----------------------

Retained Earnings at End
 of Period                             $10,053        $ 9,772
                                       ======================

Earnings Available for Common
 Stock                                 $ 3,511        $ 2,735
                                       ----------------------

Average Shares of Common Stock
 Outstanding                           2,448.3        2,285.7

Basic and Diluted Earnings
 Per Share of Common Stock               $1.43          $1.20


See Independent Accountants' Review Report and Notes to
Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
     -------------------------------------------------------------------
                   (In Thousands Except Per Share Amounts)

                                         Nine Months Ended
                                      3/31/99        3/31/98
                                      ----------------------

Operating Revenues                    $41,677        $45,571
Cost of Gas Sold                       18,242         22,887
                                      ----------------------

Operating Margin                       23,435         22,684
                                      ----------------------

Other Operating Expenses               11,416         10,741
Depreciation                            3,735          3,622
Other Taxes                             1,594          1,481
                                      ----------------------

      Total                            16,745         15,844
                                      ----------------------

Operating Income                        6,690          6,840
Other Income - Net                      1,891          1,316
                                      ----------------------

Operating and Other Income              8,581          8,156
Interest Expense                        3,361          3,387
                                      ----------------------
      Pre-Tax Income                    5,220          4,769

Income Taxes                            1,980          1,790
                                      ----------------------

NET INCOME                              3,240          2,979
Retained Earnings at Beginning
 of Period                              8,911          8,739
                                      ----------------------

      Total                            12,151         11,718
                                      ----------------------

Dividends Declared:
  Preferred Stock                          11             12
  Common Stock                          2,087          1,934
                                      ----------------------
      Total Dividends                   2,098          1,946
                                      ----------------------

Retained Earnings at End
 of Period                            $10,053        $ 9,772
                                      ======================

Earnings Available for Common
 Stock                                $ 3,229        $ 2,967
                                      ----------------------

Average Shares of Common Stock
 Outstanding                          2,384.8        2,255.1
                                      ----------------------
Basic and Diluted Earnings
 Per Share of Common Stock              $1.35          $1.32
                                      ======================


See Independent Accountants' Review Report and Notes to
Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
     -------------------------------------------------------------------
                   (In Thousands Except Per Share Amounts)

                                          Twelve Months Ended
                                        3/31/99        3/31/98
                                        ----------------------

Operating Revenues                      $50,707        $56,797
Cost of Gas Sold                         22,378         28,547
                                        ----------------------

Operating Margin                         28,329         28,250
                                        ----------------------

Other Operating Expenses                 14,736         14,198
Depreciation                              4,522          4,447
Other Taxes                               1,983          1,841
                                        ----------------------

      Total                              21,241         20,486
                                        ----------------------

Operating Income                          7,088          7,764
Other Income - Net                        2,178          1,592
                                        ----------------------

Operating and Other Income                9,266          9,356
Interest Expense                          4,365          4,425
                                        ----------------------
      Pre-Tax Income                      4,901          4,931

Income Taxes                              1,846          1,854
                                        ----------------------
NET INCOME                                3,055          3,077
Retained Earnings at Beginning
 of Period                                9,772          9,246
                                        ----------------------

      Total                              12,827         12,323
                                        ----------------------
Dividends Declared:
  Preferred Stock                            15             12
  Common Stock                            2,759          2,539
                                        ----------------------

      Total Dividends                     2,774          2,551
                                        ----------------------

Retained Earnings at End
 of Period                              $10,053        $ 9,772
                                        ======================

Earnings Available for Common
 Stock                                  $ 3,040        $ 3,065
                                        ----------------------

Average Shares of Common Stock
 Outstanding                            2,359.0        2,239.3
                                        ----------------------
Basic and Diluted Earnings
 Per Share of Common Stock              $  1.29        $  1.37
                                        ======================


See Independent Accountants' Review Report and Notes to
Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                               (In Thousands)

                                       March 31,      June 30,
                                         1999          1998
                                       -----------------------
                                     (Unaudited)     (Audited)

ASSETS:
Utility Plant:
  Utility Plant - at original cost      $110,609       $106,654
  Less: Accumulated Depreciation          34,436         31,371
                                        -----------------------

      Utility Plant - Net                 76,173         75,283
                                        -----------------------
Other Property:
  Other Property - at original cost       13,961         12,784
  Less:  Accumulated Depreciation          7,048          6,420
                                        -----------------------

      Other Property - Net                 6,913          6,364
                                        -----------------------

Current Assets:
  Cash                                       259            160
  Accounts Receivable (net of
   allowance for doubtful accounts        13,141          6,096
   Mar. 1999-$1,162;June 1998-$974)
  Other Receivables                          844            181
  Inventories (at the lower of
   average cost or market):
    Natural Gas                            1,272          2,313
    Liquefied Petroleum                       75            134
    Materials and Supplies                 1,906          1,814
    Prepayments and Other                    587            979
                                        -----------------------

      Total Current Assets                18,084         11,677
                                        -----------------------

  Deferred Debits:
    Unamortized Debt Expense               2,156          2,200
    Capital Stock Expense                    242            275
    Environmental Cleanup Costs              903            800
    Other                                  1,543          1,414
                                        -----------------------

      Total Deferred Debits                4,844          4,689
                                        -----------------------

  Recoverable Environmental Cleanup
   Costs                                   3,290          3,290
                                        -----------------------
      TOTAL ASSETS                      $109,304       $101,303
                                        =======================


See Independent Accountants' Review Report and Notes to
Financial Statements.


                          BERKSHIRE ENERGY RESOURCES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                               (In Thousands)

                                           March 31,     June 30,
                                             1999         1998
                                           ----------------------
                                          (Unaudited)   (Audited)

CAPITALIZATION AND LIABILITIES
Common Shareholders' Equity:
  Common Stock-no par                      $ 27,412      $ 24,625
  Retained Earnings                          10,053         8,911
                                           ----------------------

      Total Common Shareholders' Equity      37,465        33,536
                                           ----------------------
Redeemable Cumulative Preferred Stock           312           321
                                           ----------------------

Long-Term Debt                               40,000        34,000
                                           ----------------------
Current Liabilities:
  Notes Payable to Banks                     10,100         7,085
  Current Maturities of Long-Term Debt            0         6,000
  Accounts Payable                            2,010         3,024
  Other Current Liabilities                   2,567         3,098
  Refundable(Recoverable) Gas Costs             110          (370)
  Taxes Accrued (Prepaid)                     2,199          (224)
                                           ----------------------

      Total Current Liabilities              16,986        18,613
                                           ----------------------

   Other Liabilities                          1,738         1,676
                                           ----------------------

Unamortized Investment Tax Credit             1,087         1,139
                                           ----------------------

Deferred Income Taxes                         8,426         8,728
                                           ----------------------

Reserve for Recoverable Environmental
 Cleanup Costs                                3,290         3,290
                                           ----------------------

TOTAL CAPITALIZATION AND LIABILITIES       $109,304      $101,303
                                           ======================


See Independent Accountants' Review Report and Notes to
Financial Statements.


                          BERKSHIRE ENERGY RESOURCES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
              -------------------------------------------------
                               (In Thousands)

                                                 Nine Months Ended
                                              3/31/99         3/31/98
                                              -----------------------

Cash flows from Operating Activities:
  Net Income                                  $ 3,240        $ 2,979

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
  Depreciation and Amortization                 4,107          4,125
  Provision for Losses on Accounts
  Receivable                                      827            852
  Refundable(Recoverable) Gas Costs               480          1,856
  Deferred Income Taxes                          (302)          (854)
Changes in Assets and Liabilities Which
  Provided (Used) Cash:
  Accounts Receivable                          (7,872)        (5,359)
  Other Receivables                              (663)           204
  Inventories                                   1,008            878
  Unamortized Debt Expense                        (28)             0
  Accounts Payable                             (1,014)        (1,130)
  Taxes Accrued                                 2,423          2,621
  Other                                          (308)        (1,571)
                                              ----------------------

      Total Adjustments                        (1,342)         1,622
                                              ----------------------
Net Cash Provided by Operating Activities       1,898          4,601
                                              ----------------------

Cash Flows used in Investing Activities:
  Construction Expenditures                    (5,493)        (5,197)
                                              ----------------------

Cash Flows from Financing Activities:
  Dividends Paid                               (2,099)        (1,946)
  Proceeds from Notes Payable                   3,015          1,345
  Redemption of Preferred Stock                    (9)           (42)
  Proceeds from Other
   Stock Transactions                           2,787          1,330
                                              ----------------------
Net Cash Provided by Financing Activities       3,694            687
                                              ----------------------

Net Increase in Cash                               99             91
Cash at Beginning of Period                       160            356
                                              ----------------------
Cash at End of Period                         $   259        $   447
                                              ======================

Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Year for:
    Interest(net of amount capitalized)       $ 3,660        $ 3,253
                                              ======================
    Income Taxes(net of refund)               $    38        $   352
                                              ======================


See Independent Accountants' Review Report and Notes to
Financial Statements.


Berkshire Energy Resources
Notes to Consolidated Financial Statements
March 31,1999
------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)

NOTES:

   OTHER FINANCIAL INFORMATION:
      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The Company has reclassified certain amounts for prior years to conform with the 1999 presentation. All adjustments, which in the opinion of management are necessary for a fair presentation of the operations for the interim periods presented, have been made. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

BERKSHIRE ENERGY RESOURCES (formerly The Berkshire Gas Company)

      The Berkshire Gas Company adopted a holding company corporate structure effective December 31, 1998, to capitalize on competitive opportunities associated with the deregulation of the natural gas industry.

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

      The results of operations for these subsidiaries/divisions have been reflected in the accompanying consolidated financial statements for the period ended March 31, 1999. Effective December 31, 1998, the outstanding shares of The Berkshire Gas Company Common Stock were automatically exchanged on a share-for-share basis for Berkshire Energy Resources Common Shares (no par value), and Berkshire Energy Resources became the holding company of The Berkshire Gas Company. The Berkshire Gas Company stock symbol, BGAS has changed to BERK, in recognition of the new corporate identity. The stock continues to be traded on the Nasdaq Stock Market.

WEATHER INSURANCE

      To provide protection from dramatic weather fluctuations, the Company purchased weather insurance for the winter period November 1, 1998, through March 31, 1999. Berkshire Gas will receive insurance proceeds based on the criteria that the total degree days for the aforementioned winter period were less than 95% of the twenty-year average degree days for the period. The Company has recognized proceeds, based on the number of degree days under the 95% threshold.

LONG-TERM DEBT

     On April 1, 1999 the Company rolled-over the $6,000,000 Medium-Term Note at 6.10%, for a five-year term.

CONTINGENCIES:

   ENVIRONMENTAL:

      Like other companies in the natural gas industry, the company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,290 to $12,302. In accordance with SFAS No. 5, the Company has recorded the most likely cost of $3,290. The Company's unamortized cost at March 31, 1999 was $903 and should be recovered over a seven-year period through the Cost of Gas Adjustment Clause ("CGAC").


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
--------------------------------------------------------------------------
Results of Operations - Third Quarter Ended March 31, 1999 versus Third Quarter Ended March 31, 1998
--------------------------------------------------------------------------

      The Company considers Operating Margin (Operating Margin or Gross Profit Operating Revenues Net of Cost of Gas Sold) to be a more pertinent measure of operating results than Operating Revenues. This is due primarily to the fact that revenues include changes in the cost of natural gas which must be recovered or returned to customers through the Cost of Gas Adjustment Clause. Consequently, changes in the cost of gas will effect revenue levels, but does not have a corresponding effect on income. Additionally, margins earned on interruptible gas sold and transported are flowed back to the customers and therefore are not included in income. Accordingly, the discussion below pertains to Operating Margin.

      Operating Margin increased $865,000 or 7.2% from the three months ended March 31, 1998. The effects of 11% colder weather during this quarter resulted in increased sales volumes for both natural gas and propane. Also, growth in the propane customer base contributed to the additional margins.

                                                   1999         1998
                                                   -----------------

3 Month Firm MCF Sold & Transported              2,691,000     2,559,000
3 Month Consolidated Operating Margin          $12,918,000   $12,053,000

      Other Operating Expenses increased $328,000 or 8.4%, primarily representative of additional administrative costs incurred by the Company to implement changes to the corporate structure as well as the development of strategies to compete in the deregulated market. Also effecting operating expenses were higher marketing costs, customer service expenses and investments in new technologies. Partially offsetting the increases was a decrease in bad debt expense as a result of a change in the recovery mechanism for the portion of bad debt expense related to gas costs. This portion of the bad debts will be recovered through the CGAC.

       Depreciation decreased $67,000 due to reclassification of depreciation expense related to the propane subsidiary's leasing of property.

      Other Taxes increased $45,000 primarily due to increased personal property taxes reflecting growth in plant assets and higher tax rates.

      Other Income increased $725,000 primarily representing gross proceeds recognized from weather insurance. The Company purchased insurance to protect against warmer than normal weather for the winter period of November 1, 1998 through March 31, 1999.

      Income Taxes increased $512,000 due to a related increase in Pre-Tax
Income.

      Dividends were $59,000 higher due to an increase in the number of shares outstanding reflecting active shareholder participation in the Company's Dividend Reinvestment Program ("DRIP").


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
-------------------------------------------------------------------------
Results of Operations - Nine Months Ended March 31, 1999 versus Nine Months Ended March 31, 1998
-------------------------------------------------------------------------

      Operating Margin increased $751,000 or 3.3% as compared with the nine months ended March 31, 1998 for the same reasons as discussed in the Three Months Results discussed above.

                                                   1999          1998
                                                   ------------------

9 Month Firm MCF Sold & Transported              4,988,000     4,983,000
9 Month Consolidated Operating Margin          $23,435,000   $22,684,000

      Other Operating Expenses increased $675,000 or 6.3% due to the same reasons as explained in the Three Months Results discussed above.

      Depreciation Expense increased $113,000 due to an increase in the amount of depreciable assets.

      Other Taxes increased $113,000 or 7.6%; Other Income increased $575,000 or 43.7%; Income Taxes increased $190,000; Dividends on Common Stock increased $153,000 from the nine months ended March 31, 1998; all for the same reasons previously discussed in the Results of Operations - Third Quarter.


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
-------------------------------------------------------------------------
Results of Operations - Twelve Months Ended March 31, 1999 versus Twelve Months Ended March 31, 1998
-------------------------------------------------------------------------

      Earnings available for Common Stock were $3,040,000 for the twelve months ended March 31, 1999 as compared to $3,065,000 for 1998. Earnings for both years are lower than anticipated due to the effects of consecutive warmer winters.

     Operating Margin increased $79,000 or 0.3% from the twelve months ended March 31, 1998. Margins were similar to the prior year as both years reflected warmer temperatures.

                                                   1999          1998
                                                   ------------------

12 Month Firm MCF Sold & Transported             6,121,000     6,424,000
12 Month Consolidated Operating Margin         $28,329,000   $28,250,000

      Other Operating Expenses rose $538,000 or 3.8% over the twelve months ended March 31, 1998. The increase is due to costs incurred for the restructuring to a holding company, employee benefits, costs for the development and implementation of new information systems companywide and increased marketing and promotion expenses.

      Depreciation Expense increased $75,000 or 1.7% due to an increase in depreciable assets.

      Other Income increased $586,000 or 36.8% from 1998 primarily due to weather insurance proceeds previously described above.

      Other Taxes increased $142,000 or 7.7% due to increases in plant property and municipal tax rates.

      Dividends declared on Common Stock increased $220,000 primarily due to additional shares outstanding through the Company's DRIP, and to a lesser extent, a quarterly increase in dividends to $.29 per share from $.285 in the fourth quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1999

      The Company added approximately $5,493,000 to Plant assets during the nine months ended March 31, 1999. These construction expenditures primarily represent investments in new and replacement mains and services.

      The capital structure of the Company at March 31, 1999 was 48.2% Common Equity, 0.4% Preferred Stock and 51.4% Long-Term Debt.

      Cash flows from operating activities have decreased compared to the nine month period ended March 31, 1998, primarily due to fluctuation in refundable (recoverable) gas costs, customer refunds and increases in accounts receivable.

      The Company initially finances construction expenditures and other funding needs primarily with short-term bank borrowings, and with the funds from the DRIP.

      The Company continually evaluates its short-term borrowing position and based on prevailing interest rates, market conditions, etc., makes determinations regarding repayments of short-term borrowings through long-term debt or equity.

      It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

      On April 1, 1999 the Company rolled over the $6,000,000 Medium Term Note at 6.10%, for a five-year term.

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

      The Company has also assessed the other areas of its business not related to its core information systems. Presently, the Company believes that these areas which include automated meter reading, dispatch, administrative and distribution, can be modified or upgraded without disruption of service or material cost. Necessary upgrades and replacements are expected to be completed by October, 1999.

      Due to the complexity of the Year 2000 problem and the reliance on certain critical vendors and suppliers, there can be no guarantees that the Company will achieve Year 2000 compliance or that critical vendors and suppliers will achieve Year 2000 compliance. A vendor management program has been undertaken as part of the Company's effort to obtain reasonable assurances from key vendors that there will not be any interruptions in the supply of goods and services as a result of the Year 2000 issues. The Company is preparing strategies to address potential failures of significant vendors in its contingency plans.

      The Company is currently developing a business contingency plan addressing Year 2000 risks to its internal systems and critical vendors. The plan will include continuation strategies for critical business processes and is expected to be completed by mid-1999.

      The total cost to the Company of Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Management has budgeted $50,000 for fiscal year 2000 to address Year 2000 related expenditures. These costs and the date on which the Company plans to complete Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

      The holding company, known as Berkshire Energy Resources, has been organized as a Massachusetts Business Trust and initially has as its subsidiaries The Berkshire Gas Company, Berkshire Propane, Inc., and Berkshire Energy Marketing, Inc. The results of operations for these subsidiaries have been reflected in the accompanying consolidated financial statements for the period ended March 31, 1999. Effective December 31, 1998, the outstanding shares of Berkshire Gas Company Common Stock were automatically exchanged on a share-for-share basis for Berkshire Energy Resources Common Shares (no par value), and Berkshire Energy Resources became the holding company of Berkshire Gas Company. The Berkshire Gas Company stock symbol, BGAS has changed to BERK, in recognition of the new corporate identity. The stock continues to be traded on the Nasdaq Stock Market.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
-----------------------------

            No developments during the quarter.

Item 2.     Changes in Securities
---------------------------------

            On April 1, 1999 the Company rolled-over the
            $6,000,000 Medium-Term Note at 6.10%, for a five-year term.

Item 3.     Defaults Upon Senior Securities
-------------------------------------------

            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

            None

Item 5.     Other Information
-----------------------------

            Not Applicable

Item 6.     Exhibits and Reports on Form 8 - K
----------------------------------------------

            (a) List of Exhibits
                 Exhibit 27 - Financial Data Schedule

      The consolidated balance sheet as of March 31, 1999, the related consolidated statements of income and retained earnings for the three month, nine month and twelve month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the nine month periods ended March 31, 1999 and 1998 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.
Deloitte & Touche LLP
                            --------------------------------------------
                            City Place          Telephone:(860) 280-3000
                            185 Asylum Street   Facsimile:(860) 280-3051
                            Hartford, Connecticut 06103-3402

INDEPENDENT ACCOUNTANTS' REPORT

Berkshire Energy Resources:

We have reviewed the accompanying consolidated balance sheet of Berkshire Energy Resources (formerly, Berkshire Gas Company) (the "Company") as of March 31, 1999, the related consolidated statements of income and retained earnings for the three month, nine month and twelve month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the nine month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

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

/s/ Deloitte & Touche LLP
May 10, 1999


                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BERKSHIRE ENERGY RESOURCES
                                       --------------------------
                                       Registrant


                                       /s/ Michael J. Marrone
                                       --------------------------
                                       Michael J. Marrone
                                       Vice President, Treasurer &
                                       Chief Financial Officer

Dated: May 13, 1999