Form 10-K
period 1999-06-30
BERKSHIRE ENERGY RESOURCES
filed 1999-09-28
CIK 1056255

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                  FORM 10-K

(Mark One)
[X]      Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee required)

For the fiscal year ended June 30, 1999 or
                          -------------

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
(No fee required)
      For the transition period from            to
                                    ------------  ------------

Commission File Number   0-29812
                         -------

                         Berkshire Energy Resources
                         --------------------------
           (Exact Name of Registrant as Specified in Its Charter)

        Massachusetts                                04-3408946
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

115 Cheshire Road, Pittsfield, MA                           01201-1803
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)

                               (413) 442-1511
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
                                         Name of Each Exchange
Title of Each Class                      on Which Registered
-------------------                      ---------------------



Securities registered pursuant to Section 12(g) of the Act:

                         Common Shares No-Par Value
                         --------------------------
                              (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X]    No [ ]
      ----      ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [   ]

      Aggregate market value of Common Shares no-par value of the Registrant held by non-affiliates as of July 31, 1999 was $51,311,930. Total shares of common stock of the Registrant outstanding as of July 31, 1999 were 2,519,170.

Documents Incorporated by Reference:
1. Berkshire Energy Resources' Annual Report to Shareholders for the fiscal year ended June 30, 1999(Items 5, 6, 7, and 8 of Part II).

2. Berkshire Energy Resources' definitive Proxy Statement, to be filed on October 1, 1999, pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (Items 10, 11, 12 and 13 of Part III).


                              Table of Contents

                                                     Item        Page
                PART I                              Number      Number
                ------                              ------      ------

Business                                               1           3
Properties                                             2          11
Legal Proceedings                                      3          11
Submission of Matters to a Vote of
 Security Holders                                      4          12
Additional Items                                       -          13
 (Executive Officers of the Registrant)

                PART II
                -------
Market For Registrant's Common Equity and
 Related Stockholder Matters                           5          14
Selected Financial Data                                6          14
Management's Discussion and Analysis of
 Financial Condition and Results of Operations         7          14
Financial Statements and Supplementary Data            8          14
Changes in and Disagreements with Accountants
  on Accounting and Financial Disclosure               9          14

                PART III
                -------
Trustees and Executive Officers of the Registrant     10          15
Executive Compensation                                11          15
Security Ownership of Certain Beneficial
 Owners and Management                                12          15
Certain Relationships and Related Transactions        13          15

                PART IV
                -------
Exhibits, Independent Auditors' Report on
 Supplemental Schedules, Financial Statement
  Schedules, and Reports on Form 8-K                  14          16


Item 1. Business
-----------------
                                   General

      The Berkshire Gas Company adopted a holding company corporate structure effective December 31, 1998 to capitalize on competitive opportunities associated with the deregulation of the natural gas industry. Berkshire Energy Resources(the "Company") has been organized as a Massachusetts Business Trust and initially has as its subsidiaries: The Berkshire Gas Company ("Berkshire Gas"), Berkshire Propane, Inc. ("Berkshire Propane"), and Berkshire Energy Marketing, Inc. ("Berkshire Energy Marketing"). The adoption of a holding company structure effectively reorganized and segregated the Company's regulated business activities from its nonregulated markets.

      Berkshire Gas is a subsidiary engaged in the distribution, sale and transportation of natural gas for residential, commercial and industrial use. Berkshire Gas also has an appliance rental division that sells and leases gas burning equipment.

   Berkshire Propane is the retail propane subsidiary that provides propane distribution and service to more than 100 communities in western Massachusetts, eastern New York and southern Vermont. Berkshire Propane is not subject to the regulatory authority of the Massachusetts Department of Telecommunications and Energy (DTE), formerly the Massachusetts Department of Public Utilities. Propane is delivered to customers by trucks from storage facilities located in the service territory. Approximately 30% of Berkshire's annual liquid propane requirements are purchased at a fixed price. The remaining requirements are purchased in the spot market.

      Berkshire Energy Marketing, was established to capitalize on new opportunities associated with the deregulation of the utility industry. The Berkshire Energy Marketing subsidiary offers competitively priced natural gas to meet a wide variety of customer needs. To gain additional supply and price leverage, Berkshire Energy Marketing has entered into a strategic alliance with Connectiv/CNE Energy Services, LLC, a regional energy marketer with significant supply acquisition capabilities. Berkshire Energy Marketing is extending its reach into new markets, providing a variety of energy options.

        Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by such statements.
 Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties.

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

                              Territory Served

      Berkshire Gas' utility service territory includes 19 communities in the western portion of the Commonwealth of Massachusetts, including the cities of Pittsfield and North Adams, the towns of Adams, Amherst, Great Barrington, Greenfield and Williamstown, and twelve smaller municipalities. The population of the area served is estimated at 190,000 and is primarily residential in character, but the territory also includes industrial, agricultural, educational, cultural and resort facilities. Berkshire Propane markets propane throughout the western portion of Massachusetts, eastern New York and southern Vermont. The Berkshire Gas Company currently serves over 34,000 natural gas customers and Berkshire Propane, Inc., over 6,000 propane customers.

                                  Customers

Utility Operations
------------------

      The largest group of Berkshire Gas' natural gas customers is the residential class. During the fiscal years ended June 30, 1999, 1998 and 1997, residential consumers accounted for approximately 57%, 55% and 55%; commercial and industrial consumers accounted for 35%, 41% and 40%; and transportation consumers accounted for approximately 8%, 4% and 5% of natural gas operating revenues, respectively. Transportation consumers account for approximately 15%, 8%, and 9% of natural gas operating margin for fiscal years 1999, 1998 and 1997, respectively. Net income could be impacted by the loss of one or more significant transportation consumers, who are all under contracts.

      The number of natural gas customers increased 1% in 1999 over 1998, from 34,166 to 34,494. Total Mcf sold and transported increased from 7,356,946 Mcf in 1998 to 7,880,066 Mcf in 1999 primarily due to increased sales volumes due to 9.9% colder weather from January through March. Total natural gas customers by classification at June 30 in each of the previous five years were:

                            1999      1998      1997      1996      1995
                           ------    ------    ------    ------    ------
Residential                30,172    29,911    29,682    29,707    29,565
Commercial & Industrial     4,322     4,255     4,205     4,056     4,031

Propane Operations
------------------

      Berkshire Propane, Inc., sells liquid propane gas to residential and commercial customers in Massachusetts, New York and Vermont. At June 30, 1999, Berkshire Propane had 6,073 customers as compared to 5,489 in 1998.
As part of the Company's growth strategy, Berkshire Propane acquired a local propane dealer in October 1998, in order to increase market share.

                                 Competition

Natural Gas Operations
----------------------

      Implementation of the Federal Energy Regulatory Commission's (FERC) Order 636 has increased the potential for competition in gas procurement, supply and sale. FERC's actions have sought to encourage competition and natural gas market efficiency through deregulation and "unbundling of services" at the interstate pipeline level. This unbundling has changed the historical relationships, whereby producers sold to pipelines, pipelines sold to local distribution companies (LDCs) such as Berkshire Gas and LDCs sold to end-users. Now LDCs or end-users may utilize pipeline services primarily for the transportation of gas purchased from third parties.

      While historically Berkshire Gas has been subject to competition from electricity, oil, propane, coal and other fuels for space heating, water heating, cooking, air conditioning and industrial applications, regulatory changes have created the competition among existing and new suppliers or marketers of natural gas. Berkshire Gas takes a very positive view of the changes occurring within the natural gas industry. The advent of customer choice should enhance the value of the Berkshire Gas's products and services. Berkshire Gas is taking an active role in the transformation of the industry at the state level, through participation in collaborative proceedings involving a wide range of market stakeholders and regulators. This process resulted in the establishment of "unbundled" rates for all customer classes that will enable all customers to select their own supplier of natural gas with Berkshire Gas providing transportation service.

                            Rates and Regulations

      The Berkshire Gas Company is subject to the regulatory authority of the DTE with respect to various matters, including rates, financing, certain gas supply contracts, demand-side management programs and planning and safety matters.

      The principal rate classifications are residential, commercial and industrial. Berkshire Gas also offers firm and quasi-firm transportation rates for large end-users as well as interruptible sales and transportation service. The rate structure is based on the cost of providing service to each customer class.

      In compliance with requirements set forth by the DTE, The Berkshire Gas Company filed revenue-neutral, unbundled rates that became effective November 1, 1998. The unbundled rates were submitted in accordance with a request for a Joint Motion for Approval of the Settlement Agreement (the Settlement) reached by participants in the Massachusetts Gas Collaborative (the Collaborative). Presently, residential rates are designed separately for heating and non-heating purposes. Additionally, like most other utility companies in Massachusetts, The Berkshire Gas Company offers subsidized rates to residential customers who qualify for certain government entitlements. These customers receive a 20% discount from the standard residential rates. The commercial and industrial rates are based on load factor; that is, the cost is based on how much gas is consumed and when it is consumed. There are seven classifications of load factor rates. All but the Extra Large Annual Use, High Load rate are volumetric rates. Berkshire Gas also offers four Quasi-Firm demand-based transportation rates that are grandfathered and are only available to customers who were taking service under those rates on or before November 1, 1998.

      The current firm rate structure is based on seasonal rates, whereby base rates are higher in the winter (November through April) and lower in the summer (May through October). In addition to the base rates, Berkshire Gas offers Default Service to any customer who is not receiving gas service from a supplier as set forth in The Berkshire Gas Company's Terms and Conditions. The rate for Default Service is established by The Berkshire Gas Company's Seasonal Cost of Gas Adjustment Clause (CGAC) rate schedule, which is adjusted on a semi-annual basis in order for Berkshire Gas to recover the cost of gas supplies. As part of its new unbundled rates, the Company modified its existing CGAC to allow for the following regulatory changes: (a) the addition of provisions that allow for the recovery of the gas portion of bad-debt expenses; and (b) new formulas for the recovery of gas costs.

      In addition, Berkshire Gas has a Local Distribution Adjustment Clause
(LDAC) which allows for the recovery of Demand Side Management (DSM) costs, environmental response costs, FERC Order 636 transition costs, and certain costs incurred as a result of participation in the Massachusetts Gas Collaborative. Additionally, this clause enables Berkshire Gas to return to firm ratepayers a portion of non-firm distribution margins allocated to firm distribution services. The charge is set on an annual basis and is applied to all firm sales and transportation customers.

      The Berkshire Gas Company also provides several non-firm and special rates to meet the varying needs of large customers. These rates include Interruptible Sales and/or Transportation Service whereby a customer is capable of either ceasing operations or switching to an alternate fuel. Additionally, a Load Management Rate is available for non-residential customers who agree to reduce demand to a predetermined minimum level on peak days.

      The DTE issued an order on capacity assignment, cost responsibility,
and related issues on February 1, 1999.   The DTE ruled that mandatory
assignment of capacity on a "slice-of-the-system" would maintain reliability and avoid improper transfer of cost responsibility. The DTE also found that, until it determines that a sufficiently competitive market for upstream capacity exists, the LDCs will maintain their obligation to serve. Currently, the industry Collaborative is taking action on Model Terms and Conditions to introduce the comprehensive unbundling of LDC services to expanded customer classes as soon as November 1, 1999.

      The Berkshire Gas Company is also subject to standards prescribed by the Secretary of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. The enforcement of these standards has been delegated to the DTE, which has taken an active role in such enforcement, including the application of civil penalties and the requirement of remedial programs.

      The regulation of prices, terms and conditions of interstate pipeline transportation and sales of natural gas is subject to the jurisdiction of FERC. The Berkshire Gas Company is not under the direct jurisdiction of FERC, but monitors, and periodically participates in, proceedings before FERC which involve the pipeline suppliers/transporters, the Berkshire Gas Company's operations, and other matters pertinent to Berkshire Gas's business. (See also "Competition".) The Berkshire Gas Company has recently been an active participant in the FERC proceedings regarding the regulation of short-term natural gas transportation services (Docket No. RM98-10-00) "Notice of Proposed Rulemaking" (the NOPR), and the regulation of interstate natural gas transportation services (Docket No. RM98-12-00) "Notice of Inquiry" (the NOI). Through the NOPR and the NOI, the FERC is undertaking a comprehensive review of the regulatory policies and procedures including such issues as rate design, price caps, and negotiated terms and conditions, that are currently in place for the natural gas industry. The FERC is still reviewing comments from participants and at this point has not made a final ruling on these dockets.

                            Environmental Matters

      Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and scope in recent years. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can be retroactively applied.

      During fiscal 1990, the DTE issued a generic ruling on cost recovery for environmental cleanup with respect to former gas manufacturing sites. Under the ruling, The Berkshire Gas LDAC will recover annual cleanup costs, excluding carrying costs, over a seven-year period through the Company. This ruling also provides for the sharing of any proceeds received from insurance carriers equally between Berkshire Gas and its ratepayers, and establishes maximum amounts that can be recovered from customers in any one year.

      During the year ended June 30, 1999, Berkshire Gas continued the analysis and field review of two parcels of real estate formerly used for gas manufacturing operations, which had been found to contain coal tar deposits and other substances associated with by-products of the gas manufacturing process. The review and assessment process began in 1985 with respect to site #1, which is owned by Berkshire Gas, and in 1989 with respect to site #2, which it formerly owned by Berkshire Gas.

      With the review and approval of the Massachusetts Department of Environmental Protection (MDEP), work at site #1 has resulted in proposed remedial activities which are currently being permitted through local and state agencies and will be pursued in the near future. Site monitoring activities will continue for the foreseeable future.

      It is difficult to predict the potential financial impact of the sites until first, the nature and risk is fully characterized, and second, the remedial strategies and related technologies are determined. The general philosophy is one of source removal and/or reduction coupled with risk minimization.

      Beginning in fiscal year 2000, Berkshire Gas will likely begin remediation of site #1. It is estimated that through 2014 the level of expenditures for the sites will range from $3.3 to $12.7 million. Berkshire Gas has recorded the most likely cost of $3.3 million in accordance with SFAS No. 5. Ultimate expenditures cannot be determined until a remedial action plan for site #2 is developed. Berkshire Gas's unamortized costs at June 30, 1999, were $718 thousand and should be recovered using the formula discussed above.

                                 Seasonality

      The Company's business has a distinct seasonal quality because a large percentage of its sendout serves residential and commercial heating loads. Gas and propane operating revenues reflect the seasonal nature of the business. Such revenues are affected by temperature variations between the heating and non-heating seasons and by seasonal pricing differentials embodied in The Berkshire Gas Company's effective schedule of rates and charges for gas services. (See also "Rates and Regulations".)

                             Employee Relations

      The Company and its subsidiaries have 164 employees, approximately 53% of whom are represented by the United Steelworkers of America, AFL-CIO-CLC, under a contract which remains in effect until March 31, 2000. Relations with employees are generally satisfactory.

                                 Gas Supply

      The Berkshire Gas Company's portfolio consists of five firm natural gas contracts. As of November 1, 1999, Berkshire Gas will exercise its option to terminate one of its contracts. The terms of the remaining gas supply contracts range from approximately three to four years.

      Under the terms of a fuel purchase agreement executed with U.S. Generating Company (formerly Altresco, Inc.), Berkshire Gas is entitled to receive gas peaking service during the Winter Period of November 1 through March 31 of each year and back-up gas supplies in the event of proration or curtailment of firm gas supplies (including propane).

      In addition, Berkshire Gas executed two contracts with Distrigas of Massachusetts Corporation (DOMAC). The first entitles Berkshire Gas to receive up to 2,924 Mcf per day of vaporized Liquefied Natural Gas (LNG) for 365 days. The second contract entitles Berkshire Gas to receive up to 1,949 Mcf per day of LNG for 151 days. This contract provides Berkshire Gas with the option to take the LNG in liquid or vapor form, thus providing the necessary flexibility to serve its proposed permanent storage and vaporization facility (see discussion below). The term of this contract is for a five-year period ending October 31, 2003.

      The Berkshire Gas Company has five Liquefied Petroleum Gas (LPG) plants and one temporary portable LNG vaporizing unit that are utilized on peak days to supplement the pipeline natural gas supply. Berkshire Gas expects to replace this temporary facility with a permanent storage and vaporization facility. The new facility should be operational by the 1999-2000 heating season. By supplementing its natural gas supply with LPG and LNG, Berkshire Gas is able to meet its customers' requirements during peak periods. The Berkshire Gas Company's pipeline deliveries combined with LPG facilities' storage and vaporization capacity yield a maximum daily sendout of approximately 54,900 Mcf. Actual maximum daily sendout due to degree day severity during the 1998-99 heating season was 45,335 Mcf. The composition of gas supply for customer requirements during the fiscal year ended June 30, 1999, was: 99.81% natural gas and 0.19% LNG and LPG.

      Berkshire Gas estimates that its supply of natural gas and supplemental sources under contract are adequate to meet the anticipated needs of their customers for the foreseeable future.

      On April 16, 1997, the FERC approved an unopposed settlement offer of Tennessee Gas Pipeline Company. The settlement established a cost sharing mechanism between Tennessee and its customers. As a result of the order, Tennessee implemented a reduced Gas Supply Realignment (GSR) surcharge retroactively for the two-year period of January 1, 1997, through December 31, 1998. A refund from Tennessee, representing excess GSR surcharges from January through March 1997, was returned to Berkshire's customers through its CGAC during the fiscal year. The GSR surcharges did not significantly affect The Berkshire Gas Company's competitiveness and were absorbed by Berkshire's firm sales customers. On April 29, 1998, the FERC approved a Settlement Agreement for future Gas Research Institute (GRI) funding. The Agreement assures continued funding of GRI which will be phased down to a voluntary program by the year end 2004. The GRI surcharges do not significantly affect The Berkshire Gas Company's competitiveness. Finally, Berkshire Gas is currently in confidential discussions with Tennessee Gas Pipeline Company regarding the renegotiation of its long-haul and short-haul contracts. It is anticipated the new contracts will be in effect as of November 1, 1999 and will provide Berkshire Gas with a more operationally flexible and competitive portfolio.

Item 2. Properties
------------------

      The Company's utility subsidiary, The Berkshire Gas Company, has approximately 694 miles of distribution mains, the major portion of which are constructed of coated steel, plastic or cast iron. Berkshire Gas owns and operates five auxiliary liquefied petroleum gas plants for supplementing its supply of natural gas. (See "Gas Supply".) Berkshire Gas Company has five sales meter stations receiving gas from the interstate pipeline.

      All the principal properties of the Company are owned in fee, subject to the lien of the mortgage securing The Berkshire Gas Company's First Mortgage Bond, and are also subject to covenants, restrictions, easements, leases, rights-of-way and other similar minor encumbrances or defects common to properties of comparable size and character; none of which in the opinion of the Company's management materially interferes with Berkshire Gas's use of its properties in order to conduct its business. Berkshire Gas's gas mains are primarily located under public highways and streets. Where they are under private property, Berkshire Gas has obtained easements or rights-of-way from the record holders of title. These easements and rights are deemed by Berkshire Gas to be adequate for the purposes for which they are being used.

Item 3.  Legal Proceedings
--------------------------

      With reference to the matters discussed in Item 1 "Environmental Matters", Berkshire Gas notified its present and former insurance carriers that it has incurred and will incur further costs associated with the previously-referenced coal tar deposits, for which it will seek coverage under applicable insurance policies. No litigation has yet commenced and it is not possible to determine the extent to which recovery of costs will ultimately be obtained from such insurance carriers.

      The Company is also involved with other legal proceedings incidental to its business. At the present time the Company cannot predict the outcomes of these proceedings as described herein.

      On December 18, 1998, The Berkshire Gas Company was sued in the Supreme Court of the State of New York, County of Kings, by the executrix of the estate of a customer of Berkshire Gas's retail propane division relating to an explosion at the home of such customer in Canaan, New York on July 28, 1997 and the death of the customer. Handi Mate, Inc., a New York corporation that engages in the inspection of properties, was also named as a defendant in the lawsuit.

      The complaint alleges six counts against Berkshire Gas and seeks damages of twenty million dollars ($20,000,000) per count, plus punitive damages. Berkshire Gas intends to vigorously defend each of these claims and expects to challenge certain claims that, upon initial review, appear redundant to other claims.

      Berkshire Gas has notified its insurance carrier of the filing of such lawsuit and the carrier has assumed the defense of such claims. Berkshire Gas has comprehensive liability insurance that provides up to thirty-five million dollars ($35,000,000) of coverage per occurrence.

      Berkshire Gas believes that the outcome will not have a material adverse impact on its overall financial position or results of operations.

Item 4.  Submission of Matters To A Vote Of Security Holders
------------------------------------------------------------

      None.

Additional Items
----------------

Executive Officers of the Registrant
      The table set forth below shows the names, titles and ages of all executive officers of the Registrant as of June 30, 1999. There is no family relationship among officers of the Registrant. There is no arrangement between any of the officers and any other person(s) pursuant to which such officer has or is to be elected as an officer.

                                                 Served in This
Name               Title                         Capacity Since      Age
----               -----                         --------------      ---
S.S. Robinson      President and Chief              10-28-87          59
                   Executive Officer

M.J. Marrone       Vice President, Treasurer        10-28-87          57
                   and Chief Financial Officer

R.M. Allessio      Vice President, Utility          11-07-97          49
                   Operations of The Berkshire
                   Gas Company


The executive officers are elected annually.

      Listed below is a brief account of the business of each of the above executive officers during the past five years.

Name               Capacity in Which Served During Past Five Years
----               -----------------------------------------------
S.S. Robinson      President and Chief Executive Officer

M.J. Marrone       Vice President, Treasurer and Chief Financial Officer

R.M. Allessio      Vice President, Utility Operations of The Berkshire Gas
                   Company; Vice President of Marketing and Distribution of
                   The Berkshire Gas Company; Director of Marketing and
                   Distribution of The Berkshire Gas Company; Director of
                   Engineering and Distribution of The Berkshire Gas Company

                                   Part II
                                   -------

Item 5.  Market For Registrant's Common Equity and Related Stockholder
-----------------------------------------------------------------------
         Matters
         -------

      The number of registered common shareholders of record of the Registrant as of the close of business on July 31, 1999, was 1,967. The other information required is contained in Berkshire Energy Resources's Annual Report to Shareholders for the fiscal year ended June 30, 1999, ("Registrant's Annual Report") on page 31, under the heading "Consolidated Quarterly Financial Information". This information is hereby incorporated by reference in this report.

Item 6.  Selected Financial Data
--------------------------------

The information required is contained in Registrant's Annual Report on pages 12 - 13, under the heading "10-Year Comparative Summary of Operations and Statistics". This information is hereby incorporated by reference in this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
         Results of Operations
         ---------------------

      The information required is contained in Registrant's Annual Report on pages 14 - 16, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". This information is hereby incorporated by reference in this report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      The information required is contained in Registrant's Annual Report on pages 17 - 31, in the financial statements of Berkshire Energy Resources for the years ended June 30, 1999, 1998 and 1997, together with the related notes to financial statements, under the heading "Independent Auditors' Report", and under the heading "Consolidated Quarterly Financial Information". This information is hereby incorporated by reference in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
         Financial Disclosure
         --------------------

      None.

                                  Part III
                                  --------

Items 10, 11, 12 and 13
-----------------------

      The information required regarding the Executive Officers of the Registrant is included in Part I under "Additional Items". Certain other information called for by Items 10, 11, 12 and 13 has been omitted from this report pursuant to General Instruction G(3), and is incorporated herein by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company's last fiscal year.

                                 PART IV
                                 -------

Item 14.  Exhibits, Independent Auditors' Report on Supplemental Schedules,
----------------------------------------------------------------------------
          Financial Statement Schedules and Reports on Form 8-K
          -----------------------------------------------------

(a)   1. Financial Statements
         --------------------

      The following financial statements and related notes are contained in the Registrant's Annual Report for the fiscal year ended
      June 30, 1999, and are incorporated herein by reference.

      Report of Independent Auditors.

      Consolidated Statements of Income for the years ended June 30, 1999, 1998 and 1997.

      Consolidated Balance Sheets, June 30, 1999, 1998 and 1997.

      Consolidated Statements of Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997.

      Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997.

      Notes to Consolidated Financial Statements.

      Selected Consolidated Quarterly Financial Data (unaudited) for the years ended June 30, 1999, 1998 and 1997.

      2. Independent Auditors' Report on Supplemental Schedules
         ------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
Deloitte &
 Touche LLP
----------------------------------------------------------------------------
                  City Place                         Telephone:(860)280-3000
                  185 Asylum Street                  Facsimile:(860)280-3051
                  Hartford, Connecticut 06103-3402


To the Shareholders of
Berkshire Energy Resources:

We have audited the consolidated financial statements of Berkshire Energy Resources (as successor to The Berkshire Gas Company) as of June 30, 1999, 1998 and 1997 and for each of the three fiscal years in the period ended
June 30, 1999 and have issued our report thereon dated August 12, 1999;such financial statements and report are included in Berkshire Energy Resources's Annual Report to Shareholders and are incorporated herein by reference.
Our audits also included the financial statement schedules of Berkshire Energy Resources, listed in Item 14. These financial statement schedules are the responsibility of Berkshire Energy Resources's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

August 12, 1999

      3. Financial Statement Schedules
         -----------------------------

      The information called for by this item appears under the caption "Financial Statement Schedules and Exhibits Filed with Annual Report on Form 10-K" (page 1 hereof). Such information is incorporated by reference herein.

      4. Exhibits
         --------

      The information called for by this item appears under the caption "Financial Statement Schedules and Exhibits Filed with Annual Report on Form 10-K" (page 1 hereof). Such information is incorporated by reference herein.

(b)   Reports on Form 8-K
      -------------------

      A report on Form 8-K, was filed on December 18, 1998 to report the filing of a lawsuit against The Berkshire Gas Company. The information called for by this item appears under the caption "Legal Proceedings".


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 25, 1999                    By: /s/
                                             ------------------
                                             Scott S. Robinson,
                                             President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on the dates indicated.

Signatures                        Capacity                         Date
----------                        --------                         ----

/s/------------------             Trustee                   August 25, 1999
Franklin M. Hundley
Chairman of the Board

/s/------------------             Principal Executive       August 25, 1999
Scott S. Robinson                 Officer; Trustee
President and Chief
Executive Officer

/s/-------------------------      Principal Financial       August 25, 1999
Michael J. Marrone                & Accounting Officer
Vice President, Treasurer
and Chief Financial Officer

/s/---------------                Trustee                   August 25, 1999
George R. Baldwin

/s/-------------                  Trustee                   August 25, 1999
John W. Bond

/s/------------                   Trustee                   August 25, 1999
Paul L. Gioia

/s/---------                      Trustee                   August 25, 1999
James R. Keys

/s/------------                    Trustee                   August 25, 1999
Robert B. Trask


                         BERKSHIRE ENERGY RESOURCES

                 CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                     and

                                  EXHIBITS

                                 Filed With

                         ANNUAL REPORT ON FORM 10-K


                                EXHIBIT INDEX

      Certain of the following exhibits are filed herewith or will be filed herewith by amendment. Certain other of the following exhibits have heretofore been filed with the Commission and pursuant to Rule 411 are incorporated herein by reference.

Exhibit
Number                           Description

2 Agreement and Plan of Merger dated February 19, 1998 by and among The Berkshire Gas Company, the Company, and Berkshire Gas Mergeco Gas Company, Inc., filed as Appendix A to the Company's
          Registration Statement on form S-4, Registration Statement
          No. 333-46799, and incorporated herein by reference.

3(i) Articles of Merger of The Berkshire Gas Company and Berkshire Gas Mergeco Gas Company, and the Company, dated December 28, 1998, and incorporated herein by reference.

3(ii) By-Laws of Berkshire Energy Resources. Filed as Appendix C to the Company's Registration Statement on Form S-4, Registration Statement No. 333-46799, and incorporated herein by reference.

4(a)      First Mortgage Indenture and Deed of Trust, dated as of
          July 1, 1954, between Pittsfield Coal Gas Company (now The Berkshire Gas Company) and Chemical Corn Exchange Bank (now Chemical Bank), Trustee. Filed as Exhibit 4(c) to Berkshire Gas's Registration Statement on Form S-1, Registration Statement
          No. 2-19808, and incorporated herein by reference.

4(b) First Supplemental Indenture, dated as of June 1, 1956, between Berkshire Gas and Chemical Corn Exchange Bank (now Chemical Bank), Trustee. Filed as Exhibit 4(d) to Berkshire Gas's Registration Statement on Form S-1, Registration Statement No. 2-19808, and incorporated herein by reference.

4(c) Second Supplemental Indenture, dated as of October 1, 1957, between Berkshire Gas and Chemical Corn Exchange Bank (now Chemical Bank), Trustee. Filed as Exhibit 4(e) to Berkshire Gas's Registration Statement on Form S-2, Registration Statement
          No. 2-19808, and incorporated herein by reference.

4(d) Third Supplemental Indenture, dated as of October 1, 1958, between Berkshire Gas and Chemical Corn Exchange Bank (now Chemical Bank), Trustee. Filed as Exhibit 4(f) to Berkshire Gas's Registration Statement on Form S-1, Registration Statement No. 2-19808, and incorporated herein by reference.

4(e) Fourth Supplemental Indenture, dated as of August 1, 1960, between Berkshire Gas and Chemical Bank New York Trust Company (now Chemical Bank), Trustee. Filed as Exhibit 4(e) to Berkshire Gas's Registration Statement on Form S-2, File No. 33-1492, file herewith.

4(f) Fifth Supplemental Indenture, dated as of June 1, 1962, between the Company and Chemical Bank New York Trust Company (now Chemical
          Bank), Trustee. Filed as Exhibit 4(f) to Berkshire Gas's Registration Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

4(g) Sixth Supplemental Indenture, dated as of February 1, 1965, between Berkshire Gas and Chemical Bank New York Trust Company (now Chemical Bank), Trustee. Filed as Exhibit 4(g) to Berkshire Gas's Registration Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

4(h) Seventh Supplemental Indenture, dated as of October 1, 1965, between Berkshire Gas and Chemical Bank New York Trust Company (now Chemical Bank), Trustee. Filed as Exhibit 4(h) to Berkshire Gas's Registration Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

4(i) Eighth Supplemental Indenture, dated as of September 1, 1967, between Berkshire Gas and Chemical Bank New York Trust Company (now Chemical Bank), Trustee. Filed as Exhibit 4(i) to Berkshire Gas's Registration Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

4(j) Ninth Supplemental Indenture, dated as of April 1, 1969, between Berkshire Gas and Chemical Bank, Trustee. Filed as Exhibit 4(j) to Berkshire Gas's Registration Statement on Form S-2, File
          No. 3-1492, and incorporated herein by reference.


4(k) Tenth Supplemental Indenture, dated as of March 1, 1972, between Berkshire Gas and Chemical Bank, Trustee. Filed as Exhibit 4(k) to Berkshire Gas's Registration Statement on Form S-2, File
          No. 33-1492, and incorporated herein by reference.

4(l) Eleventh Supplemental Indenture, dated as of April 15, 1975, between Berkshire Gas and Chemical Bank, Trustee. Filed as
          Exhibit 4(l) Berkshire Gas's Registration Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

4(m) Twelfth Supplemental Indenture, dated as of November 27, 1978, between Berkshire Gas and Chemical Bank, Trustee. Filed as
          Exhibit 4(m) to Berkshire Gas's Registration Statement on Form S- 2, File No. 33-1492, and incorporated herein by reference.

4(n) Thirteenth Supplemental Indenture, dated as of October 15, 1981, between Berkshire Gas and Chemical Bank, Trustee. Filed as
          Exhibit 4(n) to Berkshire Gas's Registration Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

4(o) Fourteenth Supplemental Indenture, dated as of August 19, 1983, between Berkshire Gas and Chemical Bank, Trustee. Filed as
          Exhibit 4(o) to Berkshire Gas's Registration Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

4(p) Fifteenth Supplemental Indenture, dated as of August 19, 1985, between Berkshire Gas and Chemical Bank, Trustee. Filed as
          Exhibit 4(p) to Berkshire Gas's Registration Statement on Form S-2, Registration No. 33-1492, and incorporated herein by reference.

4(q) Sixteenth Supplemental Indenture, dated as of January 1, 1988, between Berkshire Gas and Chemical Bank, Trustee. Filed as
          Exhibit 4(q) to Berkshire Gas's Registration Statement on Form S-3, Registration No. 33-27785, and incorporated herein by reference.

4(r) Seventeenth Supplemental Indenture, dated as of February 1, 1989, between Berkshire Gas and Chemical Bank, Trustee. Filed as
          Exhibit 4(r) to Berkshire Gas's Registration Statement on Form S-3, Registration Statement No. 33-27785, and incorporated herein by reference.

4(s) Eighteenth Supplemental Indenture, dated as of September 1, 1991, between Berkshire Gas and Chemical Bank, Trustee. Filed as
          Exhibit 4(x) to Berkshire Gas's Registration Statement on Form S-3, Registration Statement No. 33-64302, and incorporated herein by reference.

4(t) Nineteenth Supplemental Indenture, dated as of September 1, 1992, between Berkshire Gas and Chemical Bank, Trustee. Filed as
          Exhibit 4(z) to Berkshire Gas's Registration Statement on Form S-3, Registration Statement No. 33-64302, and incorporated herein by reference.

4(u) Debenture Indenture, dated as of November 1, 1986, between Berkshire Gas and Centerre Trust Company of St. Louis (now Boatmen's Trust Company), as Trustee. Filed as Exhibit 4(q) to Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-9509, and incorporated herein by reference.

4(v) Senior Note Agreement, dated as of July 1, 1990, between Berkshire Gas and Allstate Life Insurance Company. Filed as Exhibit 4(w) to Berkshire Gas's Registration Statement on Form S-3, Registration Statement No. 33-64302, and incorporated herein by reference.

4(w) Charter of Berkshire Gas. Filed as Exhibit 3(a) to Berkshire Gas's Form 8, amending Berkshire Gas's Form 10-Q for the fiscal quarter ended September 30, 1984, File No. 0-1857-3, and incorporated herein by reference.

4(x) Amendment to Berkshire Gas's Charter, dated October 30, 1985. Filed as Exhibit 3(b) to Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-1492, and incorporated herein by reference.

4(y) Amendment to Berkshire Gas's Charter, dated July 14, 1986. Filed as Exhibit 3(a) to Berkshire Gas's Form 10-K for the fiscal year ended June 30, 1986, File No. 0-1857-3, and incorporated herein by reference.

4(z) Amendment to Berkshire Gas's Charter, dated October 28, 1986. Filed as Exhibit 4(v) to Berkshire Gas's Registration Statement on Form S-3, Registration Statement No. 33-27785, and incorporated herein by reference.

4(aa) Amendment to Berkshire Gas's Charter, dated June 15, 1992. Filed as Exhibit 4(y) to Berkshire Gas's Registration Statement on Form S-3, Registration Statement No. 33-64302, and incorporated herein by reference.

4(bb) Amendment to Berkshire Gas's Charter, dated July 29, 1994. Filed as Exhibit 4(bb) on Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

4(cc) Amendment to Berkshire Gas's Charter, dated September 10, 1996. Filed as part of Exhibit 3(i) to Berkshire Gas's form 10-Q for the fiscal quarter ended December 13, 1996. File No. 0-1857-3, and incorporated herein by reference.

4(dd) Senior Note Agreement, dated November 1, 1996, between Berkshire Gas and First Colony Life Insurance Company. Filed as Exhibit 4 to Berkshire Gas's form 10-Q for the fiscal quarter ended December 31, 1996. File No. 0-1857-3, and incorporated herein by reference.

4(ee) Declaration of Trust of Berkshire Energy Resources dated February 17, 1998. Filed as Appendix B to the Company's Registration Statement on Form S-4, Registration Statement No. 333-46799, and incorporated herein by reference.

4(ff) Amendment to Medium-Term Loan Agreement, dated April 1, 1999. Filed as Exhibit 4(ff) to Berkshire Energy Resources's Form 10-K for the fiscal year ended June 30, 1999, File No. 0-29812, filed herewith.

10(a) Employment Contract between Berkshire Gas and Scott S. Robinson. Filed as Exhibit 10(f) to Berkshire Gas's Form 10-K for the fiscal year ended June 30, 1985, File No. 01857-3, and incorporated herein by reference.

10(b) Contract for the operation and maintenance of a cogeneration pipeline between Berkshire Gas and Altresco Financial, Inc., dated December 11, 1992. Filed as Exhibit 10(n) to Berkshire Gas's
          Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18573, and incorporated herein by reference.

10(c) Year-to-year contract for the purchase of propane gas between Berkshire Gas and Enron Gas Liquids, dated June 1, 1993. Filed as
          Exhibit 10(c) on Berkshire Gas's Registration Statement on
          Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(d) Contract for the transportation of natural gas under IT rate schedule between Berkshire Gas and Tennessee Gas Pipeline Company, contract number 103250-8, dated September 1, 1993. Filed as
          Exhibit 10(d) on the Company Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(e) Contract for the transportation of natural gas under FT-A rate schedule between Berkshire Gas and Tennessee Gas Pipeline Company,
          contract number 2030, dated September 1, 1993.   Filed as
          Exhibit 10(e) on Berkshire Gas's Registration Statement on
          Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(f) Contract for the transportation of natural gas under FT-A rate schedule between Berkshire Gas and Tennessee Gas Pipeline Company,
          contract number 2064, dated September 1, 1993.   Filed as Exhibit
          10(f) on Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(g) Contract for the transportation of natural gas under FT-A rate schedule between Berkshire Gas and Tennessee Gas Pipeline Company,
          contract number 779, dated September 1, 1993.   Filed as
          Exhibit 10(g) on Berkshire Gas's Registration Statement on
          Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(h) Contract for the transportation of natural gas under CGT-NE rate schedule between Berkshire Gas and Tennessee Gas Pipeline Company,
          contract number 2063, dated September 1, 1993.   Filed as
          Exhibit 10(h) on Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(i)     Contract for the purchase of natural gas between Berkshire Gas and
          Tenngasco Corporation, dated September 14, 1993.   Filed as
          Exhibit 10(i) on Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(j) Contract for the purchase of natural gas between Berkshire Gas and Natural Gas Clearinghouse, dated as of November 1, 1993. Filed as Exhibit 10(j) on Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(k)     Gas Storage Agreement between Berkshire Gas and Tennessee Gas
          Pipeline Company, dated as of September 1, 1993.   Filed as
          Exhibit 10(k) on Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(l)     Company Corporate Incentive Compensation Plan ("ICP").   Filed as
          Exhibit 10(l) on Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(m)     Severance Agreement, dated September 28, 1993, by and between
          Berkshire Gas and Robert M. Allessio.   Filed as Exhibit 10(n) on
          Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(n)     Severance Agreement, dated October 15, 1993, by and between
          Berkshire Gas and Michael J. Marrone.   Filed as Exhibit 10(o) on
          Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(o)     Severance Agreement, dated October 15, 1993, by and between
          Berkshire Gas and Cheryl M. Clark.   Filed as Exhibit 10(q) on
          Berkshire Gas's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference.

10(p) Employment Agreement, dated June 30, 1999, by and between the Company and Scott S. Robinson. Filed as Exhibit 10(p) to Berkshire Energy Resources's Form 10-K for the fiscal year ended June 30, 1999, File No. 0-29812, filed herewith.

10(q)     Severance Agreement, dated June 9, 1999, by and between Berkshire
          Gas and Cheryl M. Clark.   Filed as Exhibit 10(q) to Berkshire
          Energy Resources's Form 10-K for the fiscal year ended
          June 30, 1999, File No. 0-29812, filed herewith.

10(r)     Severance Agreement, dated June 9, 1999, by and between Berkshire
          Gas and Michael J. Marrone.   Filed as Exhibit 10(r) to Berkshire
          Energy Resources's Form 10-K for the fiscal year ended
          June 30,  1999, File No. 0-29812, filed herewith.

10(s)     Severance Agreement, dated June 9, 1999, by and between Berkshire
          Gas and Robert M. Allessio.   Filed as Exhibit 10(s) to Berkshire
          Energy Resources's Form 10-K for the fiscal year ended
          June 30, 1999, File No. 0-29812, filed herewith.

10(t) Company Corporate Incentive Compensation Plan ("ICP")as secured and amended. Filed as Exhibit 10(t) to Berkshire Energy
          Resources's Form 10-K for the fiscal year ended June 30, 1999, File No. 0-29812, filed herewith.

13(a)     Annual Report to Shareholders

          Filed Herewith:
          A copy of the Company's Annual Report to Shareholders for fiscal year ended June 30, 1999.

27(a)     Financial Data Schedule

          Filed Herewith:
          Financial Data Schedule for the fiscal year ended June 30, 1999.