Form 10-Q
period 1999-09-30
BERKSHIRE ENERGY RESOURCES
filed 1999-11-15
CIK 1056255

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarter Ended September 30, 1999         Commission File No. 0-29812


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

                                                       Yes  [X]      No  [ ]


At September 30, 1999, the Registrant had issued and outstanding 2,519,170 shares of Common Stock, no par value.


                         BERKSHIRE ENERGY RESOURCES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS Unaudited
                   (In Thousands Except Per Share Amounts)


                                             Three Months Ended
                                            --------------------
                                            09/30/99    09/30/98
                                            --------    --------

Operating Revenues                           $ 4,775     $ 4,837
Cost of Gas Sold                               1,883       1,821
                                             -------     -------
Operating Margin                               2,892       3,016
                                             -------     -------

Other Operating Expenses                       3,205       3,350
Depreciation                                     546         415
Other Taxes                                      285         215
                                             -------     -------

      Total                                    4,036       3,980
                                             -------     -------

Operating Loss                                (1,144)       (964)
Other Income - Net                               599         608
                                             -------     -------

Operating Loss and Other Income                 (545)       (356)
Interest Expense                               1,066       1,078
                                             -------     -------

      Pre-Tax Loss                            (1,611)     (1,434)

Income Tax Benefit                              (638)       (558)
                                             -------     -------

NET LOSS                                        (973)       (876)
Retained Earnings at Beginning of Period       9,300       8,911
                                             -------     -------

      Total                                    8,327       8,035
                                             -------     -------

Dividends Declared:
  Preferred Stock                                  4           4
  Common Stock                                   743         682
                                             -------     -------

      Total Dividends                            747         686
                                             -------     -------

Retained Earnings at End of Period           $ 7,580     $ 7,349
                                             =======     =======

Loss Attributable to Common Shares           $  (977)    $  (880)
                                             =======     =======

Average Common Shares Outstanding            2,519.2     2,337.9
                                             -------     -------

Basic and Diluted Loss
 Per Common Share                            $ (0.39)    $ (0.38)
                                             =======     =======


See Independent Accountants' Review Report and Notes to Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS Unaudited
                   (In Thousands Except Per Share Amounts)


                                             Twelve Months Ended
                                            --------------------
                                            09/30/99    09/30/98
                                            --------    --------

Operating Revenues                           $50,671     $54,386
Cost of Gas Sold                              22,547      26,591
                                             -------     -------

Operating Margin                              28,124      27,795
                                             -------     -------

Other Operating Expenses                      14,156      14,390
Depreciation                                   4,568       4,384
Other Taxes                                    2,117       1,881
                                             -------     -------

      Total                                   20,841      20,655
                                             -------     -------

Operating Income                               7,283       7,140
Other Income - Net                             2,102       1,618
                                             -------     -------

Operating and Other Income                     9,385       8,758
Interest Expense                               4,370       4,369
                                             -------     -------

      Pre-Tax Income                           5,015       4,389

Income Taxes                                   1,880       1,636
                                             -------     -------

NET INCOME                                     3,135       2,753
Retained Earnings at Beginning of Period       7,349       7,261
                                             -------     -------

      Total                                   10,484      10,014
                                             -------     -------

Dividends Declared:
  Preferred Stock                                 14          15
  Common Stock                                 2,890       2,650
                                             -------     -------

      Total Dividends                          2,904       2,665
                                             -------     -------

Retained Earnings at End of Period           $ 7,580     $ 7,349
                                             =======     =======

Earnings Available for Common Shares         $ 3,121     $ 2,738
                                             =======     =======

Average Common Shares Outstanding            2,449.8     2,290.1
                                             -------     -------

Basic and Diluted Earnings
 Per Common Share                            $  1.27     $  1.20
                                             =======     =======


See Independent Accountants' Review Report and Notes to Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)


                                                        September 30,   June 30,
                                                             1999         1999
                                                        -------------   --------
                                                         (Unaudited)    (Audited)

ASSETS:
Property, Plant and Equipment - at original cost:
  Gas-related activities                                   $111,768     $110,405
  Unregulated activities                                     14,084       14,007
                                                           --------     --------

                                                            125,852      124,412

Less: Accumulated Depreciation and amortization:
  Gas-related activities                                     34,311       34,075
  Unregulated activities                                      7,029        6,973
                                                           --------     --------

                                                             41,340       41,048

Property, Plant and Equipment - Net:
  Gas-related activities                                     77,457       76,330
  Unregulated activities                                      7,055        7,034
                                                           --------     --------

                                                             84,512       83,364

Current Assets:
  Cash                                                           44          117

Accounts Receivable:
  Gas-related activities (less allowance for
   doubtful accounts Sept.1999-$1,043;June 1999-$1,000)       4,154        6,498
  Unregulated activities (less allowance for
   doubtful accounts Sept. 1999-$15;June 1999-$19)              341          654

Inventories:
  Gas-related activities (at cost)                            5,424        4,137
  Unregulated activities (at the lower
   of average cost or market)                                   294          164
Recoverable Gas Costs                                         1,844          188
Prepayments and Other                                           839        1,238
Prepaid Taxes                                                 1,671          397
                                                           --------     --------

      Total Current Assets                                   14,611       13,393
                                                           --------     --------

Deferred Debits:
  Unamortized Debt Expense - Net                              2,124        2,150
  Capital Stock Expense - Net                                   220          232
  Environmental Cleanup Costs                                   827          718
  Other                                                       4,951        2,293
                                                           --------     --------

      Total Deferred Debits                                   8,122        5,393
                                                           --------     --------

  Recoverable Environmental Cleanup
    Costs                                                     3,335        3,335
                                                           --------     --------

      TOTAL ASSETS                                         $110,580     $105,485
                                                           ========     ========


See Independent Accountants' Review Report and Notes to Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)


                                         September 30,    June 30,
                                              1999          1999
                                         -------------    --------
                                          (Unaudited)     (Audited)

CAPITALIZATION AND LIABILITIES
Common Shareholders' Equity:
  Common Shares                             $ 28,725      $ 28,596
  Retained Earnings                            7,580         9,300
                                            --------      --------

Total Common Shareholders' Equity             36,305        37,896
                                            --------      --------

Redeemable Cumulative Preferred Stock            310           312
                                            --------      --------

Long-Term Debt                                40,000        40,000
                                            --------      --------

Current Liabilities:
  Notes Payable to Banks                      13,736         7,100
  Accounts Payable                             2,484         2,636
  Other Current Liabilities                    2,307         2,628
                                            --------      --------

      Total Current Liabilities               18,527        12,364
                                            --------      --------

Other Liabilities                              1,711         1,538
                                            --------      --------

Unamortized Investment Tax Credit              1,053         1,070
                                            --------      --------

Deferred Income Taxes                          9,339         8,970
                                            --------      --------

Reserve for Recoverable Environmental
 Cleanup Costs                                 3,335         3,335
                                            --------      --------

TOTAL CAPITALIZATION AND LIABILITIES        $110,580      $105,485
                                            ========      ========


See Independent Accountants' Review Report and Notes to Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                               (In Thousands)


                                                       Three Months Ended
                                                      --------------------
                                                      09/30/99    09/30/98
                                                      --------    --------

Cash flows from Operating Activities:
  Net Loss                                             $  (973)    $  (876)

Adjustments to Reconcile Net Loss to
 Net Cash Used in Operating Activities:
  Depreciation and Amortization                            730         577
  Provision for Losses on Accounts Receivable               99          99
  Recoverable Gas Costs                                 (1,656)     (1,741)
  Deferred Income Taxes                                    369         763

Changes in Assets and Liabilities
 Which Provided (Used) Cash:
  Accounts Receivable                                    2,558       2,467
  Inventories                                           (1,417)       (959)
  Accounts Payable                                        (152)       (300)
  Taxes Accrued                                         (1,274)     (1,569)
  Other                                                 (2,517)       (537)
                                                       -------     -------
Net Cash Used in Operating Activities                   (4,233)     (2,076)
                                                       -------     -------
Cash Flows Used in Investing Activities
  Construction Expenditures                             (1,858)     (1,814)
                                                       -------     -------

Cash Flows Provided by (Used in)
 Financing Activities:
  Dividends Paid                                          (747)       (686)
  Proceeds from Notes Payable                            6,636       3,750
  Proceeds from Other Stock Transactions - Net             129         782
                                                       -------     -------
  Net Cash Provided by Financing Activities              6,018       3,846
                                                       -------     -------
Net Decrease in Cash                                       (73)        (44)
Cash at Beginning of Period                                117         160
                                                       -------     -------
Cash at End of Period                                  $    44     $   116
                                                       =======     =======
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest(net of amount capitalized)                $ 1,423     $ 1,422
                                                       =======     =======
    Income Taxes(net of refund)                        $   173     $   181
                                                       =======     =======


See Independent Accountants' Review Report and Notes to Financial Statements.


Berkshire Energy Resources
Notes to Consolidated Financial Statements
September 30,1999
----------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)

NOTES:

   OTHER FINANCIAL INFORMATION:
      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The Company has reclassified certain amounts for prior years to conform with the fiscal year 2000 presentation. All adjustments, which in the opinion of management are necessary for a fair presentation of the operations for the interim periods presented, have been made. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

RISK MANAGEMENT POLICY

      The Company is investigating the possibility of purchasing a vehicle to insulate itself from warmer than normal weather during the fiscal year 2000 winter period.

CONTINGENCIES:

   ENVIRONMENTAL:
      Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,355 to $12,673. In accordance with SFAS No. 5, the Company has recorded the most likely cost of $3,355. The Company's unamortized cost at September 30, 1999 was $827 and should be recovered over a seven-year period through the Local Distribution Adjustment Clause (LDAC).

   SEGMENT INFORMATION
      The Company operates two segments: regulated activities and unregulated diversified businesses. Gas-related activities (regulated) consist primarily of natural gas distribution to residential, commercial and industrial customers, as well as the sale and leasing of gas-burning equipment. Diversified businesses (unregulated) consist primarily of the distribution of liquefied petroleum gas, the commodity sale of energy to commercial and industrial customers and providing on-premise HVAC (Heating Ventilation and Air Conditioning) and plumbing services in commercial, industrial and residential markets.

       Information about the Company's operations, by business segments is presented below. Because of the acquisition dates, unregulated activities do not include any revenues from the most recent subsidiary acquisitions. (See Results of Operations Twelve Months Ended September 30, 1999 - Organizational Changes)


                            For the Three Months Ended 9/30/99
                            -----------------------------------
                            Regulated     Unregulated
                            Activities    Activities      Total
                            ----------    -----------     -----

Net Sales                      4,139           636        4,775
Operating Margin               2,556           336        2,892
Operating Loss                  (986)         (158)      (1,144)
Net Loss                        (882)          (91)        (973)



                            For the Three Months Ended 9/30/98
                            -----------------------------------
                            Regulated     Unregulated
                            Activities    Activities      Total
                            ----------    -----------     -----

Net Sales                      4,247           590        4,837
Operating Margin               2,688           328        3,016
Operating Loss                  (788)         (176)        (964)
Net Loss                        (793)          (83)        (876)



                            For the Twelve Months Ended 9/30/99
                            -----------------------------------
                            Regulated     Unregulated
                            Activities    Activities      Total
                            ----------    -----------     -----

Net Sales                     45,663         5,008       50,671
Operating Margin              25,395         2,729       28,124
Operating Income               6,867           416        7,283
Net Income                     2,893           242        3,135



                            For the Twelve Months Ended 9/30/98
                            -----------------------------------
                            Regulated     Unregulated
                            Activities    Activities      Total
                            ----------    -----------     -----

Net Sales                     49,626         4,760       54,386
Operating Margin              25,486         2,309       27,795
Operating Income               6,831           309        7,140
Net Income                     2,481           272        2,753


   Subsequent Event:
      On November 9, 1999, the Company signed a definitive merger agreement with Energy East Corporation under which the Company will become a wholly-owned subsidiary of Energy East. Energy East will acquire all of the common shares of Berkshire Energy Resources for $38.00 per share in cash. The transaction has an equity market value of approximately $96 million, based on approximately 2,513,905 million Berkshire common shares outstanding. Energy East will also assume approximately $40,000,000 of Berkshire preferred stock and long-term debt. The transaction will be accounted for using the purchase method of accounting.

      The merger is subject to, among other things, the approvals of Berkshire shareholders, and the Securities and Exchange Commission (SEC). The Company expects the transaction to close by the end of the second quarter of 2000.


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

----------------------------------------------------------------------------
Results of Operations - First Quarter Ended September 30, 1999 versus First Quarter Ended September 30, 1998
----------------------------------------------------------------------------

      Consolidated net loss was $973,000 for the three months ended September 30, 1999 compared to a loss of $876,000 for the same period a year earlier. Operating Margin for both natural gas and propane decreased $124,000 or 4.1 % as compared to 1998.

      Operating Margin on sales of natural gas decreased $132,000 or 4.9% as compared to 1998. The decrease was due to the migration of customers from firm sales to transportation and interruptible rates. Operating Margin (Operating Margin or Gross Profit = Operating Revenues net of Cost of Gas Sold) is primarily affected by the level of firm gas sold and transported. Interruptible gas sold and transported has minimal or no effect on Operating Margin since those margins are primarily flowed back to the firm customers through the Cost of Gas Adjustment Clause (CGAC) and LDAC. The Company's sales are affected by weather as the majority of its firm customers use natural gas for heating. Changes in the cost of natural gas do not affect Operating Margin as these changes are recovered or returned to customers through the CGAC.


                                            1999          1998
                                            ----          ----

3 Month Firm MCF Sold & Transported         664,000       703,000
3 Month Consolidated Operating Margin    $2,892,000    $3,016,000


      Other Operating Expenses decreased $145,000 or 4.3% as compared with 1998, primarily due to lower pension and employee benefit costs.

      Depreciation Expense increased $131,000 due to an increase in the amount of depreciable assets.

      Other Income - Net decreased $9,000 or 1.5% due to a charge off for the retirement of used rental equipment, partially offset by increased jobbing income.

      Other Taxes increased $70,000, primarily due to increased personal property taxes reflecting growth in plant assets and higher tax rates.

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

----------------------------------------------------------------------------
Results of Operations - Twelve Months Ended September 30, 1999 versus
Twelve Months Ended September 30, 1998
----------------------------------------------------------------------------

      Earnings available for Common Stock were $3,121,000 for the twelve months ended September 30, 1999 as compared to $2,738,000 for 1998.

      Operating Margin increased $329,000 or 1.1% from 1998. The increase is primarily due to growth in the propane customer base in conjunction with the acquisition of a local propane dealer.


                                             1999           1998
                                             ----           ----

12 Month Firm MCF Sold & Transported        6,153,000      6,105,000
12 Month Consolidated Operating Margin    $28,124,000    $27,795,000


      Other Operating Expenses decreased by $234,000 as a result of lower bad debts due to a change in the recovery mechanism for the portion of bad debt expense related to gas costs, and a reduction of pension costs as a result of very positive performance of various investment vehicles in which fund assets are invested.

      Depreciation increased $184,000 or 4.2% due to additions to plant assets.

      Other Taxes increased $236,000 or 12.5% due to increases in plant property and municipal tax rates and payroll taxes related to increased payroll.

      Other Income - Net increased $484,000 or 2.9% primarily representing proceeds recognized from weather insurance. The Company purchased insurance to protect against warmer than normal weather for the winter period.

      Income Taxes increased $244,000 due to an increase in earnings.

      Common Share Dividends increased by $240,000 or 9.1% due to additional shares outstanding through the Company's Dividend Reinvestment and Optional Cash Purchase Plan (DRIP) over the twelve-month period, and to a lesser extent, an increase in the quarterly dividend to $.295 per share from $.29 per share effective the fourth quarter of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1999

      Cash flows used in operating activities have increased by $2,157,000 from the three months ended September 30, 1998, due to an increase in accounts receivable and less cash from recoverable gas costs. Capital requirements have been primarily funded by internal sources. The issuance of long-term financing is dependent on management's evaluation of needs, financial market conditions and other factors. Short-term financing is used to meet seasonal cash requirements.

      The Company initially finances construction expenditures and other funding needs primarily with internal sources, short-term bank borrowings and the reinvestment of dividends. The Company continually evaluates its short-term borrowing position, and based on prevailing interest rates, market conditions, and other considerations, makes determinations regarding conversion of short-term borrowings to long-term debt or equity.

      The Company added $1,858,000 to Property, Plant and Equipment during the three months ended September 30, 1999. These construction expenditures primarily represent investments in new and replacement mains and services.

Organizational Changes:

      On September 10, 1999, Berkshire Energy Marketing, Inc. a wholly-owned subsidiary of Berkshire Energy Resources changed its name to Berkshire Service Solutions, Inc.

      Berkshire Service Solutions is engaged in the commodity sale of energy to commercial and industrial customers and provides on-premise HVAC and plumbing services in commercial, industrial and residential markets. This unregulated subsidiary on September 30, 1999, purchased the assets of Yankee Plumbing & Heating, Inc. of Pittsfield, Massachusetts, a plumbing and heating contractor. The firm is engaged in the sale and installation of heating systems and service and maintenance work. Also, on October 14, 1999, the Company purchased the assets of Shedd Inc., also based in Pittsfield. Services provided by Shedd include the sale, installation and maintenance of boilers, furnaces, heat pumps and air conditioning equipment and duct work. They also provide kitchen, bath and other installations, equipment and appliances as well as sprinkler systems for industrial and commercial businesses.

      The acquisition of these companies demonstrates the Company's commitment to expand opportunities in the competitive marketplace.

      The capital structure of the Company at September 30, 1999 was 47.4% Common Equity, .4% Preferred Stock and 52.2% Long-Term Debt.

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven-year period under a ruling issued by the Massachusetts Department of Telecommunications and Energy (DTE).

Year 2000 Compliance

      The Company has evaluated the impact of the Year 2000 on all mission critical applications and significant third party suppliers. Necessary remediation and system replacements have been substantially completed and critical applications are considered Year 2000 ready.

      During fiscal 1999, the Company completed the replacement of its core business information systems including billing, customer service, accounting, payroll and inventory. This system was vendor-certified Year 2000 compliant.

      Other areas of the business not related to its core business information systems have been tested and remediated. These areas include meter reading, dispatch, desktop PC's, administrative, and telephone systems and are now Year 2000 ready.

      Due to the complexity of the Year 2000 problem and the reliance on certain critical vendors and suppliers, there can be no guarantees that the Company will achieve Year 2000 compliance or that critical vendors and suppliers will achieve Year 2000 compliance. A vendor management program has been completed as part of the Company's effort to obtain reasonable assurances from key vendors that there will not be any interruptions in the supply of goods and services as a result of the Year 2000 issues. The Company is preparing strategies to address potential failures of significant vendors in its contingency plans.

      The Company has drafted a business contingency plan addressing Year 2000 risks associated with its internal systems, supplier or communications failure. The plan includes continuation strategies for critical business processes. The Company will continue to review and develop the contingency plan through the second quarter of fiscal 2000.

      The total cost to the Company of Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Management has budgeted fifty-thousand dollars for fiscal year 2000 to address Year 2000 related expenditures. These costs and the date on which the Company plans to complete Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

          Not Applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On November 4, 1999, the Annual Meeting of the shareholders of Berkshire Energy Resources was held at the Crowne Plaza Hotel, Pittsfield, Massachusetts at 10:00 a.m.

          Proxies for said annual meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to Management's nominees, as listed in the Proxy statement, for the election of Trustees. All nominees were duly elected.

Item 5.   Other Information
          -----------------

          Not Applicable

Item 6.   Exhibits and Reports on Form 8 - K
          ----------------------------------

          (a)   List of Exhibits
                Exhibit 27 - Financial Data Schedule

          Exhibit 10(u) Asset Purchase Agreement between Berkshire Service Solutions, Inc., and Yankee Plumbing & Heating Co., Inc., dated September 30, 1999. Filed as part of Exhibit 10(u) to Berkshire Energy Resources form 10-Q for the fiscal quarter ended September 30, 1999, File No. 0-1857-3, and filed herewith.

          Exhibit 10(v) Asset Purchase Agreement between Berkshire Service Solutions, Inc., and Shedd, Inc., dated October 14, 1999. Filed as part of Exhibit 10(v) to Berkshire Energy Resources form 10-Q for the fiscal quarter ended September 30, 1999, File No. 0-1857-3, and filed herewith.


          (b)   Reports on Form 8-K:

                A report on Form 8-K was filed on November 10, 1999, to report the occurrence of an event covered by Item 5 by the Company regarding a definitive merger agreement with Energy East Corporation on November 9, 1999.

The consolidated balance sheet as of September 30, 1999, the related consolidated statements of operations and retained earnings for the three month and twelve month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the three month periods ended September 30, 1999 and 1998 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the consolidated financial statements is presented below.


Deloitte &
   Touche LLP
                     -------------------------------------------------------
                     City Place        Telephone:(860) 280-3000
                     185 Asylum Street Facsimile:(860) 280-3051
                     Hartford, Connecticut 06103-3402

INDEPENDENT ACCOUNTANTS' REPORT

Berkshire Energy Resources:

We have reviewed the accompanying balance sheet of Berkshire Energy Resources (formerly The Berkshire Gas Company)(the "Company") as of September 30, 1999, the related consolidated statements of operations and retained earnings for the three month and twelve month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the three month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Berkshire Energy Resources as of June 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
November 4, 1999


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Berkshire Energy Resources
                                       Registrant


                                       /s/ Michael J. Marrone
                                       ------------------------------------
                                       Michael J. Marrone
                                       Vice President, Treasurer &
                                       Chief Financial Officer


Dated: November 15, 1999