Form 10-Q
period 1999-12-31
BERKSHIRE ENERGY RESOURCES
filed 2000-02-11
CIK 1056255

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarter Ended December 31, 1999         Commission File No. 0-29812


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




                                                        Yes   X    No
                                                            -----     -----


At December 31, 1999, the Registrant had issued and outstanding 2,523,479 shares of Common Stock, no par value.





                         BERKSHIRE ENERGY RESOURCES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         -----------------------------------------------------------
                                  Unaudited
                                  ---------
                   (In Thousands Except Per Share Amounts)

                                      Three Months Ended
                                     ---------------------
                                     12/31/99     12/31/98
                                     --------     --------

Operating Revenues                   $14,425      $13,321
Cost of Gas Sold                       6,860        5,796
                                     --------------------

Operating Margin                       7,565        7,525
                                     --------------------

Other Operating Expenses               4,716        4,088
Depreciation                           1,240        1,177
Other Taxes                              617          522
                                     --------------------

      Total                            6,573        5,787
                                     --------------------

Operating Income                         992        1,738
Other Income - Net                       435          367
                                     --------------------

Operating and Other Income             1,427        2,105
Interest Expense                       1,100        1,157
                                     --------------------
      Income before Income Taxes         327          948

Income Taxes                             281          346
                                     --------------------

NET INCOME                                46          602
Retained Earnings at Beginning
 of Period                             7,580        7,350
                                     --------------------

      Total                            7,626        7,952
                                     --------------------

Dividends Declared:
  Preferred Stock                          3            4
  Common Stock                           745          696
                                     --------------------

      Total Dividends                    748          700
                                     --------------------

Retained Earnings at End
 of Period                           $ 6,878      $ 7,252
                                     ====================

Earnings Available for Common
 Shares                              $    43      $   598
                                     ====================

Average Common Shares
 Outstanding                         2,523.4      2,397.7
                                     --------------------
Basic and Diluted Earnings
 Per Common Share                    $   .02      $  0.25
                                     ====================


See Independent Accountants' Review Report and Notes to
Financial Statements.



                         BERKSHIRE ENERGY RESOURCES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         -----------------------------------------------------------
                                  Unaudited
                                  ---------
                   (In Thousands Except Per Share Amounts)

                                       Six Months Ended
                                     ---------------------
                                     12/31/99     12/31/98
                                     --------     --------

Operating Revenues                   $19,200      $18,158
Cost of Gas Sold                       8,743        7,617
                                     --------------------

Operating Margin                      10,457       10,541
                                     --------------------

Other Operating Expenses               7,921        7,437
Depreciation                           1,786        1,593
Other Taxes                              902          737
                                     --------------------

      Total                           10,609        9,767
                                     --------------------

Operating(Loss)Income                   (152)         774
Other Income - Net                     1,034          975
                                     --------------------

Operating and Other Income               882        1,749
Interest Expense                       2,166        2,235
                                     --------------------

      Loss Before Income Taxes        (1,284)        (486)

Income Tax Benefit                      (357)        (212)
                                     --------------------

NET LOSS                                (927)        (274)
Retained Earnings at Beginning
 of Period                             9,300        8,911
                                     --------------------

      Total                            8,373        8,637
                                     --------------------

Dividends Declared:
  Preferred Stock                          7            7
  Common Stock                         1,488        1,378
                                     --------------------

      Total Dividends                  1,495        1,385
                                     --------------------

Retained Earnings at End
 of Period                           $ 6,878      $ 7,252
                                     ====================

Loss Attributable to Common
 Shares                              $  (934)     $  (281)
                                     ====================

Average Common Shares
 Outstanding                         2,521.3      2,361.0
                                     --------------------
Basic and Diluted Loss
 Per Common Share                    $ (0.37)     $ (0.12)
                                     ====================


See Independent Accountants' Review Report and Notes to
Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         -----------------------------------------------------------
                                  Unaudited
                                  ---------
                   (In Thousands Except Per Share Amounts)

                                      Twelve Months Ended
                                     ---------------------
                                     12/31/99     12/31/98
                                     --------     --------

Operating Revenues                   $51,775      $51,955
Cost of Gas Sold                      23,612       24,468
                                     --------------------

Operating Margin                      28,163       27,487
                                     --------------------

Other Operating Expenses              14,784       14,671
Depreciation                           4,631        4,420
Other Taxes                            2,211        1,938
                                     --------------------

      Total                           21,626       21,029
                                     --------------------

Operating Income                       6,537        6,458
Other Income - Net                     2,171        1,525
                                     --------------------

Operating and Other Income             8,708        7,983
Interest Expense                       4,313        4,369
                                     --------------------

      Income before Income Taxes       4,395        3,614

Income Taxes                           1,815        1,334
                                     --------------------

NET INCOME                             2,580        2,280
Retained Earnings at Beginning
 of Period                             7,252        7,688
                                     --------------------

      Total                            9,832        9,968
                                     --------------------

Dividends Declared:
  Preferred Stock                         15           16
  Common Stock                         2,939        2,700
                                     --------------------

      Total Dividends                  2,954        2,716
                                     --------------------

Retained Earnings at End
 of Period                           $ 6,878      $ 7,252
                                     ====================

Earnings Available for Common
 Shares                              $ 2,565      $ 2,264
                                     ====================

Average Common Shares
 Outstanding                         2,484.4      2,322.0
                                     --------------------
Basic and Diluted Earnings
 Per Common Share                    $  1.03      $  0.98
                                     ====================


See Independent Accountants' Review Report and Notes to
Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                               (In Thousands)

                                           December 31,     June 30,
                                               1999           1999
                                           ------------     --------
                                           (Unaudited)      (Audited)

ASSETS:
  Property, Plant and Equipment
   - at original cost:
    Gas-related activities                   $118,146       $110,405
    Unregulated activities                     14,625         14,007
                                             -----------------------
                                              132,771        124,412
Less: Accumulated Depreciation
 and amortization:
  Gas-related activities                       35,185         34,075
  Unregulated activities                        7,267          6,973
                                             -----------------------
                                               42,452         41,048
Property, Plant and Equipment - Net:
  Gas-related activities                       82,961         76,330
  Unregulated activities                        7,358          7,034
                                             -----------------------
                                               90,319         83,364

Current Assets:
  Cash                                            153            117
  Accounts Receivable:
    Gas-related activities (less                8,364          6,498
     allowance for doubtful accounts
     Dec.1999-$1,106;June 1999-$1,000)
    Unregulated activities (less                1,321            654
     allowance for doubtful accounts
     Dec. 1999-$16;June 1999-$19)
Inventories:
  Gas-related activities (at cost)              4,493          4,137
  Unregulated activities (at the lower            253            164
   of average cost or market)
Recoverable Gas Costs                           2,772            188
Prepayments and Other                             767          1,238
Prepaid Taxes                                   2,013            397
                                             -----------------------

      Total Current Assets                     20,136         13,393
                                             -----------------------

Deferred Debits:
  Unamortized Debt Expense - Net                2,098          2,150
  Capital Stock Expense - Net                     209            232
  Environmental Cleanup Costs                     864            718
  Other                                         3,120          2,293
                                             -----------------------

      Total Deferred Debits                     6,291          5,393
                                             -----------------------

Recoverable Environmental Cleanup
 Costs                                          3,335          3,335
                                             -----------------------
      TOTAL ASSETS                           $120,081       $105,485
                                             =======================

CAPITALIZATION AND LIABILITIES
  Common Shareholders' Equity:
    Common Shares                            $ 28,839       $ 28,596
    Retained Earnings                           6,878          9,300
                                             -----------------------

Total Common Shareholders' Equity              35,717         37,896
                                             -----------------------

Redeemable Cumulative
 Preferred Stock                                  310            312
                                             -----------------------

Long-Term Debt                                 40,000         40,000
                                             -----------------------

Current Liabilities:
  Notes Payable to Banks                       22,350          7,100
  Accounts Payable                              2,655          2,636
  Other Current Liabilities                     2,648          2,628
                                             -----------------------

      Total Current Liabilities                27,653         12,364
                                             -----------------------

Other Liabilities                               2,264          1,538
                                             -----------------------

Unamortized Investment Tax Credit               1,036          1,070
                                             -----------------------

Deferred Income Taxes                           9,766          8,970
                                             -----------------------

Reserve for Recoverable Environmental
 Cleanup Costs                                  3,335          3,335
                                             -----------------------

TOTAL CAPITALIZATION AND LIABILITIES         $120,081       $105,485
                                             =======================


See Independent Accountants' Review Report and Notes to
Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                               (In Thousands)

                                                         Six Months Ended
                                                       ----------------------
                                                       12/31/99      12/31/98
                                                       --------      --------

Cash flows from Operating Activities:
  Net Loss                                             $   (927)     $   (274)

Adjustments to Reconcile Net Loss
 to Net Cash Used in Operating Activities:
  Depreciation and Amortization                           2,210         1,915
  Provision for Losses on Accounts
   Receivable                                               347           363
  Recoverable Gas Costs                                  (2,584)       (2,362)
  Deferred Income Taxes                                     796           821
Changes in Assets and Liabilities Which
 Provided (Used) Cash:
  Accounts Receivable                                    (2,880)       (5,051)
  Inventories                                              (445)         (616)
  Accounts Payable                                           19           (83)
  Prepaid Taxes                                          (1,616)       (1,523)
  Other                                                     210           352
                                                       ----------------------

Net Cash Used in Operating Activities                    (4,870)       (6,458)
                                                       ----------------------

Cash Flows Used in Investing Activities -
 Construction Expenditures                               (9,090)       (4,703)
                                                       ----------------------

Cash Flows Provided by (Used in)
 Financing Activities:
  Dividends Paid                                         (1,495)       (1,385)
  Proceeds from Notes Payable                            15,250        10,875
  Proceeds from Other Stock
   Transactions - Net                                       241         1,753
                                                       ----------------------
  Net Cash Provided by
   Financing Activities                                  13,996        11,243
                                                       ----------------------
Net Increase in Cash                                         36            82
Cash at Beginning of Period                                 117           160
                                                       ----------------------
Cash at End of Period                                  $    153      $    242
                                                       ======================

Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Year for:
    Interest(net of amount capitalized)                $  2,126      $  2,141
                                                       ======================
    Income Taxes(net of refund)                        $    280      $    293
                                                       ======================


See Independent Accountants' Review Report and Notes to
Financial Statements.


Berkshire Energy Resources
Notes to Consolidated Financial Statements
December 31,1999
----------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)

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

CONTINGENCIES:

  ENVIRONMENTAL:
      Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,335 to $12,673. In accordance with SFAS No. 5, the Company has recorded the most likely cost of $3,335. The Company's unamortized cost at December 31, 1999 was $864 and should be recovered over a seven-year period through the Local Distribution Adjustment Clause (LDAC).

  SEGMENT INFORMATION
      The Company operates two segments: regulated activities and unregulated diversified businesses. Gas-related activities (regulated) consist primarily of natural gas distribution to residential, commercial and industrial customers, as well as the sale and leasing of gas-burning equipment. Diversified businesses (unregulated) consist primarily of the distribution of liquefied petroleum gas, the commodity sale of energy to commercial and industrial customers and providing on-premise HVAC (Heating Ventilation and Air Conditioning) and plumbing services in commercial, industrial and residential markets. The Company's primary market is western Massachusetts, eastern New York and southern Vermont.

      Information about the Company's operations, by business segments is presented below.

Revenues:                    Three Months Ended         Six Months Ended
                            12/31/99     12/31/98     12/31/99     12/31/98
                            --------     --------     --------     --------

Gas-Related Activities      $12,085      $11,981      $16,224      $16,228
Unregulated Activities        2,340        1,340        2,976        1,930
                            ----------------------------------------------
Total                       $14,425      $13,321      $19,200      $18,158
                            ==============================================

Operating Margin:            Three Months Ended         Six Months Ended
                            12/31/99     12/31/98     12/31/99     12/31/98
                            --------     --------     --------     --------

Gas-Related Activities      $ 6,555      $ 6,761      $ 9,111      $ 9,449
Unregulated Activities        1,010          764        1,346        1,092
                            ----------------------------------------------
Total                       $ 7,565      $ 7,525      $10,457      $10,541
                            ==============================================

Operating Income(Loss):      Three Months Ended         Six Months Ended
                            12/31/99     12/31/98     12/31/99     12/31/98
                            --------     --------     --------     --------

Gas-Related Activities      $ 1,454      $ 1,557      $   468      $   769
Unregulated Activities         (462)         181         (620)           5
                            ----------------------------------------------
Total                       $   992      $ 1,738      $  (152)     $   774
                            ==============================================

Net Income(Loss):            Three Months Ended         Six Months Ended
                            12/31/99     12/31/98     12/31/99     12/31/98
                            --------     --------     --------     --------

Gas-Related Activities      $   565      $   491      $  (317)     $  (299)
Unregulated Activities         (519)         111         (610)          25
                            ----------------------------------------------
Total                       $    46      $   602      $  (927)     $  (274)
                            ==============================================


Property, Plant and Equipment:
      Property, Plant and Equipment for Gas-Related activities include Construction Work in Process (CWIP) of $5,384,000 on December 31, 1999 and $534,000 on June 30,1999. Included in the December 31, 1999 CWIP is $5,116,000 for ongoing expenditures related to the construction of a LNG facility.

Merger with Energy East:
      On November 9, 1999, the Company signed a definitive merger agreement with Energy East Corporation under which the Company will become a wholly-owned subsidiary of Energy East. Energy East will acquire all of the common shares of Berkshire Energy Resources for $38.00 per share in cash. The transaction has an equity market value of approximately $96 million, based on approximately 2,513,905 Berkshire common shares outstanding. Energy East will also assume approximately $40,000,000 of Berkshire preferred stock and long-term debt. The transaction will be accounted for using the purchase method of accounting.

      The merger is subject to, among other things, the approvals of Berkshire shareholders and the Securities and Exchange Commission (SEC). The Company expects the transaction to close by the end of the second quarter of calendar year 2000.

SUBSEQUENT EVENT
      To provide protection from dramatic weather fluctuations, the Company purchased a weather derivative for the winter period January 1, 2000, through March 31, 2000. Berkshire Energy Resources will receive cash proceeds in the event that the total heating degree days for the aforementioned winter period are less than 95% of the twenty year average degree days for the period. The Company would be reimbursed in the fourth quarter of fiscal 2000, based on the number of degree days under the 95% threshold. In the event that the heating degree days are 107.5% more than the twenty year average, the Company will pay the broker an amount calculated from a formula based on the number of degree days over the average.


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
---------------------------------------------------------------------------
Results of Operations - Second Quarter Ended December 31, 1999 versus Second Quarter Ended December 31, 1998
---------------------------------------------------------------------------

      Consolidated net income was $46,000 for the three months ended December 31, 1999 compared to $602,000 for the same period a year earlier. Operating Margin for both natural gas and propane increased $40,000 or 0.5% as compared to 1998.

      Operating Margin on sales of natural gas decreased $207,000 or 3.1% as compared to 1998. The decrease was due to the migration of customers from firm sales to transportation and interruptible rates. Operating Margin (Operating Margin or Gross Profit = Operating Revenues net of Cost of Gas Sold) is primarily affected by the level of firm gas sold and transported. Interruptible gas sold and transported has minimal or no effect on Operating Margin since those margins are primarily flowed back to the firm customers through the Cost of Gas Adjustment Clause (CGAC) and LDAC. The Company's sales are affected by weather as the majority of its firm customers use natural gas for heating. Changes in the cost of natural gas do not affect Operating Margin as these changes are recovered or returned to customers through the CGAC.

                                             1999           1998
                                             ----           ----

3 Month Firm MCF Sold & Transported        1,628,000      1,594,000
3 Month Consolidated Operating Margin     $7,565,000     $7,525,000


      Other Operating Expenses increased $628,000 or 15.4% as compared with
1998.   The increase is primarily due to professional fees related to the merger with Energy East as well as operating expenses associated with running the plumbing and heating businesses acquired in the fall of 1999.

      Depreciation Expense increased $63,000 or 5.4% due to an increase in the amount of depreciable assets.

      Other Taxes increased $95,000, primarily due to increased property taxes reflecting growth in plant assets and higher tax rates, and to a lesser extent, payroll taxes on increased payroll base.

      Other Income - Net increased $68,000 or 18.5% due to increases in jobbing and gas supply revenues.

      Income taxes decreased $65,000 due to lower earnings, partially offset by the tax effects of non-deductible merger costs of $438,000.

      Common Share Dividends increased $49,000 due to additional shares outstanding through the Company's Dividend and Optional Cash Purchase Plan
(DRIP) and, to a lesser extent, an increase in the quarterly dividend to $.295 per share from $.29 per share effective the fourth quarter of fiscal year 1999.


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
---------------------------------------------------------------------------
Results of Operations - Six Months Ended December 31, 1999 versus Six Months Ended December 31, 1998
---------------------------------------------------------------------------

      Operating Margin decreased $84,000 or 0.8% compared to the six months ended December 31, 1998, due to lower margins on natural gas as explained in the Second Quarter Results.

                                             1999            1998
                                             ----            ----

6 Month Firm MCF Sold & Transported         2,292,000       2,297,000
6 Month Consolidated Operating Margin     $10,457,000     $10,541,000


      Other Operating Expenses increased $484,000 or 6.5%, Depreciation increased $193,000 or 12.1%, Other Taxes increased $165,000 or 22.4%, Other Income increased $59,000 or 6.1%, Income Tax Benefit increased $145,000 partially offset by increased taxes due to non-deductible merger costs, and Common Share Dividends increased $110,000, all for the same reasons discussed in the Second Quarter Results above.


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
---------------------------------------------------------------------------
Results of Operations - Twelve Months Ended December 31, 1999 versus Twelve Months Ended December 31, 1998
---------------------------------------------------------------------------

      Earnings available for Common Stock were $2,565,000 for the twelve months ended December 31, 1999 as compared to $2,264,000 for 1998.

      Operating Margin increased $676,000 or 2.5% from 1998. The increase is primarily due to growth in the propane customer base, partially due to the acquisition of a local propane dealer.

                                              1999            1998
                                              ----            ----

12 Month Firm MCF Sold & Transported         6,186,000       5,989,000
12 Month Consolidated Operating Margin     $28,163,000     $27,487,000


      Other Operating Expenses increased by $113,000 as a result of professional fees related to the merger with Energy East as well as operating expenses associated with running the plumbing and heating businesses acquired during the second quarter of fiscal 2000, partially offset by lower bad debts of the regulated utility due to a change in the recovery mechanism for the portion of bad debt expense related to gas costs, and a reduction of pension costs as a result of very positive performance of the investment vehicles in which fund assets are invested.

      Depreciation increased $211,000 or 4.8% due to additions to plant assets.

      Other Taxes increased $273,000 or 14.1% due to increases in the plant property tax base and municipal tax rates and payroll taxes related to increased payroll.

      Other Income - Net increased $646,000 or 42.4% primarily representing proceeds recognized from weather insurance. The Company purchased insurance to protect against warmer than normal weather for the 1998-1999 winter period.

      Income Taxes increased $481,000 due to an increase in earnings and the tax effects of non-deductible merger costs of $438,000.

      Common Share Dividends increased by $239,000 or 8.9% due to additional shares outstanding through the Company's Dividend Reinvestment and Optional Cash Purchase Plan (DRIP) over the twelve-month period, and to a lesser extent, an increase in the quarterly dividend to $.295 per share from $.29 per share effective the fourth quarter of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1999
      Cash flows used in operating activities have decreased by $1,588,000 from the six months ended December 31, 1998, primarily due to a decrease in accounts receivable. Capital requirements have been primarily funded by internal sources. The issuance of long-term financing is dependent on management's evaluation of needs, financial market conditions and other factors. Short-term bank financing is used to meet seasonal cash requirements. The Company has adequate resources to cover immediate cash needs.

      The Company initially finances construction expenditures and other funding needs primarily with internal sources, short-term bank borrowings and the reinvestment of dividends. The Company continually evaluates its short-term borrowing position, and based on prevailing interest rates, market conditions, and other considerations, makes determinations regarding conversion of short-term borrowings to long-term debt or equity. The Company added $9,090,000 to Property, Plant and Equipment during the six months ended December 31, 1999, of which $5,116,000 relates to the ongoing construction of a LNG facility. The remaining construction expenditures primarily represent investments in new and replacement mains and services.

Merger with Energy East:
      On November 9, 1999, the Company signed a definitive merger agreement with Energy East Corporation under which the Company will become a wholly-owned subsidiary of Energy East. Energy East will acquire all of the common shares of Berkshire Energy Resources for $38.00 per share in cash. The transaction has an equity market value of approximately $96 million, based on approximately 2,513,905 million Berkshire common shares outstanding. Energy East will also assume approximately $40,000,000 of Berkshire preferred stock and long-term debt. The transaction will be accounted for using the purchase method of accounting.

      The merger is subject to, among other things, the approvals of Berkshire shareholders and the Securities and Exchange Commission (SEC). The Company expects the transaction to close by the end of the second quarter of calendar 2000.

Business Acquisitions:
      The Company purchased the assets of Shedd Inc. and Yankee Plumbing and Heating Inc., based in Pittsfield, Massachusetts, in the fall of 1999. Services provided by these companies include the sale, installation and maintenance of boilers, furnaces, heat pumps and air conditioning equipment and ductwork. These businesses will be operated under Berkshire Service Solutions, an unregulated subsidiary that is engaged in the commodity sale of energy to commercial and industrial customers and provides on-premise HVAC and plumbing services in commercial, industrial and residential markets.

      The acquisition of these companies demonstrates the Company's commitment to expand opportunities in the competitive energy marketplace.

      The capital structure of the Company at December 31, 1999 was 47.0% Common Equity, .4% Preferred Stock and 52.6% Long-Term Debt.

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven-year period under a ruling issued by the Massachusetts Department of Telecommunications and Energy (DTE).

Year 2000 Compliance

      The Company successfully completed the replacement of its core business information systems including billing, customer service, accounting, payroll and inventory. Other areas of the business not related to its core business information systems were tested and remediated. These areas included meter reading, dispatch, desktop PC's, administrative, and telephone systems. The Company did not experience any Year 2000 disruptions or system related problems during the new-year rollover.

      The total cost to the Company of Year 2000 Compliance activities has not been material to its financial position or results of operations in any given year. Management has budgeted fifty-thousand dollars for fiscal year 2000 to address Year 2000 related expenditures.

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          No developments during the quarter.

Item 2.   Changes in Securities
-------   ---------------------

          Not Applicable

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          Not Applicable

Item 5.   Other Information
-------   -----------------

          Not Applicable

Item 6.   Exhibits and Reports on Form 8 - K
-------   ----------------------------------

          (a)  List of Exhibits
                 Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K:
                 A report on Form 8-K was filed on November 10, 1999, to report the occurrence of an event covered by Item 5 by the Company regarding a definitive merger agreement with Energy East Corporation on November 9, 1999.


The consolidated balance sheet as of December 31, 1999, the related consolidated statements of operations and retained earnings for the three month, six month and twelve month periods ended December 31, 1999 and 1998, and the consolidated statements of cash flows for the six month periods ended December 31, 1999 and 1998 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the consolidated financial statements is presented below.


Deloitte &
   Touche LLP
-------------
                                 ------------------------------------------
                                 City Place        Telephone:(860) 280-3000
                                 185 Asylum Street Facsimile:(860) 280-3051
                                 Hartford, Connecticut 06103-3402

INDEPENDENT ACCOUNTANTS' REPORT

Berkshire Energy Resources:

We have reviewed the accompanying balance sheet of Berkshire Energy Resources (formerly The Berkshire Gas Company)(the "Company") as of December 31, 1999, the related consolidated statements of operations and retained earnings for the three month, six month and twelve month periods ended December 31, 1999 and 1998, and the consolidated statement of cash flows for the six month periods ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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


/s/ Deloitte & Touche LLP
-------------------------------
Deloitte & Touche LLP
February 7, 2000



                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Berkshire Energy Resources
                                       -------------------------------
                                       Registrant



                                       /s/ Michael J. Marrone
                                       -------------------------------
                                       Michael J. Marrone
                                       Vice President, Treasurer &
                                       Chief Financial Officer



Dated: February 11, 2000