Form 10-Q
period 2000-03-31
BERKSHIRE ENERGY RESOURCES
filed 2000-05-12
CIK 1056255

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the Quarter Ended March 31, 2000             Commission File No. 0-29812

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

                                                      Yes    X    No
                                                          -------    -------

At March 31, 2000, the Registrant had issued and outstanding 2,526,276 shares of Common Stock, no par value.


                         BERKSHIRE ENERGY RESOURCES
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           -------------------------------------------------------
                                  Unaudited
                                  ---------
                   (In Thousands Except Per Share Amounts)

                                   Three Months Ended
                                   3/31/00    3/31/99
                                   -------    -------

Operating Revenues                 $25,637    $23,544
Cost of Gas Sold                    11,997     10,626
                                   ------------------

Operating Margin                    13,640     12,918
                                   ------------------

Other Operating Expenses             4,779      4,241
Depreciation                         1,449      1,974
Other Taxes                            921        857
                                   ------------------
      Total                          7,149      7,072
                                   ------------------

Operating Income                     6,491      5,846
Other Income - Net                     764        986
                                   ------------------

Operating and Other Income           7,255      6,832
Interest Expense                     1,163      1,126
                                   ------------------
      Pre-Tax Income                 6,092      5,706

Income Taxes                         2,400      2,192
                                   ------------------

NET INCOME                           3,692      3,514
Retained Earnings at Beginning
 of Period                           6,878      7,252
                                   ------------------

      Total                         10,570     10,766
                                   ------------------

Dividends Declared:
  Preferred Stock                        4          3
  Common Stock                         745        710
                                   ------------------

      Total Dividends                  749        713
                                   ------------------

Retained Earnings at End
 of Period                         $ 9,821    $10,053
                                   ==================

Earnings Available for Common
 Shares                            $ 3,688    $ 3,511
                                   ==================

Average Common Shares
 Outstanding                       2,526.3    2,448.3
                                   ------------------
Basic and Diluted Earnings
 Per Common Share                    $1.46      $1.43
                                   ==================


See Independent Accountants' Review Report and Notes to
Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           -------------------------------------------------------
                                  Unaudited
                                  ---------
                   (In Thousands Except Per Share Amounts)

                                    Nine Months Ended
                                   03/31/00    03/31/99
                                   --------    --------

Operating Revenues                 $44,837     $41,677
Cost of Gas Sold                    20,740      18,242
                                   -------------------

Operating Margin                    24,097      23,435
                                   -------------------

Other Operating Expenses            12,700      11,416
Depreciation                         3,235       3,735
Other Taxes                          1,823       1,594
                                   -------------------

      Total                         17,758      16,745
                                   -------------------

Operating Income                     6,339       6,690
Other Income - Net                   1,798       1,891
                                   -------------------

Operating and Other Income           8,137       8,581
Interest Expense                     3,329       3,361
                                   -------------------

      Pre-Tax Income                 4,808       5,220

Income Taxes                         2,043       1,980
                                   -------------------

NET INCOME                           2,765       3,240
Retained Earnings at Beginning
 of Period                           9,300       8,911
                                   -------------------

      Total                         12,065      12,151
                                   -------------------

Dividends Declared:
  Preferred Stock                       11          11
  Common Stock                       2,233       2,087
                                   -------------------

      Total Dividends                2,244       2,098
                                   -------------------

Retained Earnings at End
 of Period                         $ 9,821     $10,053
                                   ===================

Earnings Available for Common
 Shares                            $ 2,754     $ 3,229
                                   ===================

Average Common Shares
 Outstanding                       2,523.0     2,384.8
                                   -------------------
Basic and Diluted Earnings
 Per Common Share                    $1.09       $1.35
                                   ===================


See Independent Accountants' Review Report and Notes to
Financial Statements.


                         BERKSHIRE ENERGY RESOURCES
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           -------------------------------------------------------
                                  Unaudited
                                  ---------
                   (In Thousands Except Per Share Amounts)

                                    Twelve Months Ended
                                   03/31/00     03/31/99
                                   --------     --------

Operating Revenues                 $53,869      $50,707
Cost of Gas Sold                    24,983       22,378
                                   --------------------

Operating Margin                    28,886       28,329
                                   --------------------

Other Operating Expenses            15,321       14,736
Depreciation                         4,105        4,522
Other Taxes                          2,276        1,983
                                   --------------------

      Total                         21,702       21,241
                                   --------------------

Operating Income                     7,184        7,088
Other Income - Net                   1,949        2,178
                                   --------------------

Operating and Other Income           9,133        9,266
Interest Expense                     4,351        4,365
                                   --------------------

      Pre-Tax Income                 4,782        4,901

Income Taxes                         2,024        1,846
                                   --------------------

NET INCOME                           2,758        3,055
Retained Earnings at Beginning
 of Period                          10,053        9,772
                                   --------------------

      Total                         12,811       12,827
                                   --------------------

Dividends Declared:
  Preferred Stock                       15           15
  Common Stock                       2,975        2,759
                                   --------------------

      Total Dividends                2,990        2,774
                                   --------------------

Retained Earnings at End
 of Period                         $ 9,821      $10,053
                                   ====================

Earnings Available for Common
 Shares                            $ 2,743      $ 3,040
                                   ====================

Average Common Shares
 Outstanding                       2,506.0      2,359.0
                                   --------------------
Basic and Diluted Earnings
 Per Common Share                  $  1.09      $  1.29
                                   ====================


See Independent Accountants' Review Report and Notes to
Financial Statements.

                         BERKSHIRE ENERGY RESOURCES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                               (In Thousands)

                                            March 31,      June 30,
                                              2000           1999
                                            ---------      --------
                                           (Unaudited)     (Audited)

ASSETS:
Property, Plant and Equipment
 - at original cost:
  Gas-related activities                    $119,142       $110,405
  Unregulated activities                      13,144         14,007
                                            -----------------------
                                             132,286        124,412
Less: Accumulated Depreciation
 and amortization:
  Gas-related activities                      36,535         34,075
  Unregulated activities                       5,723          6,973
                                            -----------------------
                                              42,258         41,048
Property, Plant and Equipment - Net:
  Gas-related activities                      82,607         76,330
  Unregulated activities                       7,421          7,034
                                            -----------------------
                                              90,028         83,364

Current Assets:
Cash                                             291            117
  Accounts Receivable:
  Gas-related activities (less
   allowance for doubtful accounts
   Mar.2000-$1,242;June 1999-$1,000)          11,180          6,498
  Unregulated activities (less
   allowance for doubtful accounts
   Mar. 2000-$10;June 1999-$19)                2,206            654
Inventories:
  Gas-related activities (at cost)             2,068          4,137
  Unregulated activities (at the lower           253            164
   of average cost or market)
Recoverable Gas Costs                            248            188
Prepayments and Other                            649          1,238
                                            -----------------------

      Total Current Assets                    16,895         12,996
                                            -----------------------

  Deferred Debits:
    Unamortized Debt Expense - Net             2,072          2,150
    Capital Stock Expense - Net                  198            232
    Environmental Cleanup Costs                  919            718
    Other                                      3,161          2,293
                                            -----------------------
      Total Deferred Debits                    6,350          5,393
                                            -----------------------

  Recoverable Environmental Cleanup
   Costs                                       3,335          3,335
                                            -----------------------
      TOTAL ASSETS                          $116,608       $105,088
                                            =======================


See Independent Accountants' Review Report and Notes to
Financial Statements.


                          BERKSHIRE ENERGY RESOURCES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                               (In Thousands)

                                           March 31,       June 30,
                                             2000            1999
                                           ---------       --------
                                          (Unaudited)      (Audited)

CAPITALIZATION AND LIABILITIES
Common Shareholders' Equity:
  Common Shares                            $ 28,937        $ 28,596
  Retained Earnings                           9,821           9,300
                                           ------------------------

Total Common Shareholders' Equity            38,758          37,896
                                           ------------------------

Redeemable Cumulative
 Preferred Stock                                310             312
                                           ------------------------

Long-Term Debt                               40,000          40,000
                                           ------------------------

Current Liabilities:
  Notes Payable to Banks                     15,480           7,100
  Accounts Payable                            2,313           2,636
  Other Current Liabilities                   2,101           2,628
  Taxes Accrued (Prepaid)                     1,816            (397)
                                           ------------------------

      Total Current Liabilities              21,710          11,967
                                           ------------------------

Other Liabilities                             2,361           1,538
                                           ------------------------

Unamortized Investment Tax Credit             1,019           1,070
                                           ------------------------

Deferred Income Taxes                         9,115           8,970
                                           ------------------------

Reserve for Recoverable Environmental
 Cleanup Costs                                3,335           3,335
                                           ------------------------

TOTAL CAPITALIZATION
 AND LIABILITIES                           $116,608        $105,088
                                           ========================


See Independent Accountants' Review Report and Notes to
Financial Statements.

                         BERKSHIRE ENERGY RESOURCES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
              -------------------------------------------------
                               (In Thousands)

                                                        Nine Months Ended
                                                       03/31/00    03/31/99
                                                       --------    --------

Cash flows from Operating Activities:
  Net Income                                           $  2,765    $ 3,240

Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating Activities:
  Depreciation and Amortization                           3,746      4,107
  Provision for Losses on Accounts
   Receivable                                               816        827
  Refundable (Recoverable) Gas Costs                        (60)       480
  Deferred Income Taxes                                     145       (302)
Changes in Assets and Liabilities Which
 Provided (Used) Cash:
  Accounts Receivable                                    (7,050)    (8,535)
  Inventories                                             1,980      1,008
  Accounts Payable                                         (323)    (1,014)
  Taxes Accrued                                           2,213      2,423
  Other                                                    (211)      (337)
                                                       -------------------
      Total Adjustments                                   1,256     (1,343)
                                                       -------------------
Net Cash Provided by Operating Activities                 4,021      1,897
                                                       -------------------

Cash Flows Used in Investing Activities:
  Construction Expenditures                             (10,322)    (5,493)
                                                       -------------------

Cash Flows Provided by (Used in)
 Financing Activities:
  Dividends Paid                                         (2,244)    (2,098)
  Proceeds from Notes Payable                             8,380      3,015
  Proceeds from Other Stock
   Transactions - Net                                       339      2,778
                                                       -------------------
Net Cash Provided by
 Financing Activities                                     6,475      3,695
                                                       -------------------
Net Increase in Cash                                        174         99
Cash at Beginning of Period                                 117        160
                                                       -------------------
Cash at End of Period                                  $    291    $   259
                                                       ===================

Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Year for:
    Interest(net of amount capitalized)                $  3,736    $ 3,660
                                                       ===================
    Income Taxes(net of refund)                        $    372    $    38
                                                       ===================


See Independent Accountants' Review Report and Notes to
Financial Statements.



Berkshire Energy Resources
Notes to Consolidated Financial Statements
March 31, 2000
---------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)

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

CONTINGENCIES:

  ENVIRONMENTAL:
      Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,335 to $12,673. In accordance with SFAS No. 5, the Company has recorded the most likely cost of $3,335. The Company's unamortized cost at March 31, 2000 was $919 and should be recovered over a seven-year period through the Local Distribution Adjustment Clause (LDAC).

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

      Information about the Company's operations, by business segments is presented below.

Revenues:                    Three Months Ended         Nine Months Ended
                            03/31/00     03/31/99     03/31/00     03/31/99
                            --------     --------     --------     --------

Gas-Related Activities      $22,196      $21,315      $38,420      $37,543
Unregulated Activities        3,441        2,229        6,417        4,134
                            ----------------------------------------------
Total                       $25,637      $23,544      $44,837      $41,677
                            ==============================================


Operating Margin:            Three Months Ended         Nine Months Ended
                            03/31/00     03/31/99     03/31/00     03/31/99
                            --------     --------     --------     --------

Gas-Related Activities      $11,982      $11,695      $21,093      $21,144
Unregulated Activities        1,658        1,223        3,004        2,291
                            ----------------------------------------------
Total                       $13,640      $12,918      $24,097      $23,435
                            ==============================================


Operating Income(Loss):      Three Months Ended         Nine Months Ended
                            03/31/00     03/31/99     03/31/00     03/31/99
                            --------     --------     --------     --------

Gas-Related Activities      $ 6,100      $ 5,387      $ 6,568      $ 6,156
Unregulated Activities          391          459         (229)         534
                            ----------------------------------------------
Total                       $ 6,491      $ 5,846      $ 6,339      $ 6,690
                            ==============================================


Net Income(Loss):            Three Months Ended         Nine Months Ended
                            03/31/00     03/31/99     03/31/00     03/31/99
                            --------     --------     --------     --------

Gas-Related Activities      $ 3,595      $ 3,245      $ 3,278      $ 2,946
Unregulated Activities           97          269         (513)         294
                            ----------------------------------------------
Total                       $ 3,692      $ 3,514      $ 2,765      $ 3,240
                            ==============================================


Property, Plant and Equipment:
      Property, Plant and Equipment for Gas-Related activities include expenditures related to the construction of a LNG facility of $5,465,000. Included in the Construction Work-In Progress (CWIP) at December 31, 1999 was $5,116,000 that was transferred into Plant in service during the third quarter of fiscal 2000.

Merger with Energy East:
      On November 9, 1999, the Company signed a definitive merger agreement with Energy East Corporation under which the Company will become a wholly-owned subsidiary of Energy East. Energy East will acquire all of the common shares of Berkshire Energy Resources for $38.00 per share in cash. The transaction has an equity market value of approximately $96 million, based on approximately 2,523,479 of Berkshire common shares outstanding. Energy East will also assume approximately $40,000,000 of Berkshire preferred stock and long-term debt. The transaction will be accounted for using the purchase method of accounting.

      The merger was approved on February 29, 2000 by Berkshire shareholders. The merger is also subject to Energy East receiving the approval of the Securities and Exchange Commission (SEC). The Company expects the transaction to close by mid-year 2000.

WEATHER PROTECTION

      To provide financial protection from dramatic weather fluctuations, the Company purchased a weather contract for the winter period January 1 through March 31, 2000. The Company has received proceeds based on the criteria that the total degree-days for the aforementioned winter period were less than 95% of the twenty-year average degree-days for the period. The Company recognized proceeds, based on the number of degree-days under the threshold.



       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

---------------------------------------------------------------------------
Results of Operations - Third Quarter Ended March 31, 2000 versus Third Quarter Ended March 31, 1999
---------------------------------------------------------------------------

      Consolidated net income was $3,692,000 for the three months ended March 31, 2000 compared to $3,514,000 for the same period a year earlier. Operating Margins from natural gas, propane and HVAC sales increased $722,000 or 5.6% as compared to 1999.

      Operating Margin on sales of natural gas increased $287,000 or 2.5% as compared to 1999. The increase was due to the growth in the number of firm customers. Operating Margin (Operating Margin or Gross Profit = Operating Revenues net of Cost of Gas Sold) is primarily affected by the level of firm gas sold and transported. Interruptible gas sold and transported has minimal or no effect on Operating Margin since those margins are primarily flowed back to the firm customers through the Cost of Gas Adjustment Clause (CGAC) and LDAC. The Company's sales are affected by weather as the majority of its firm customers use natural gas for heating. Changes in the cost of natural gas do not affect Operating Margin as these changes are recovered or returned to customers through the CGAC. Margins on sales from unregulated businesses increased $435,000 due to the acquisition of two plumbing and heating businesses in October, 1999.

                                             2000            1999
                                             ----            ----

3 Month Firm MCF Sold & Transported         2,794,000       2,691,000
3 Month Consolidated Operating Margin     $13,640,000     $12,918,000


      Other Operating Expenses increased $538,000 or 12.7% as compared with 1999. The increase is primarily due to professional fees related to the merger with Energy East as well as operating expenses associated with running the plumbing and heating businesses acquired in the fall of 1999.

      Depreciation Expense decreased $525,000 or 26.6%. The Company made an adjustment of $497,000 to correct depreciation recorded in prior periods related to utility equipment. The adjustment had no material effect on any period that the Company has previously reported.

      Other Taxes increased $64,000, primarily due to increased property taxes reflecting growth in plant assets and higher tax rates, and to a lesser extent, payroll taxes on the increased payroll base.

      Other Income - Net decreased $222,000 or 22.5% from 1999. The Company recognized proceeds from a weather protection contract in both fiscal 2000 and 1999. The proceeds were less in the current year because the length and type of contract was modified in fiscal 2000.

      Income taxes increased $208,000 due to higher earnings, and by the tax effects of non-deductible merger costs of $621,000.

      Common Share Dividends increased $35,000 due to additional shares outstanding through the Company's Dividend and Optional Cash Purchase Plan
(DRIP) and, to a lesser extent, an increase in the quarterly dividend to $.295 per share from $.29 per share effective the fourth quarter of fiscal year 1999.


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

---------------------------------------------------------------------------
Results of Operations - Nine Months Ended March 31, 2000 versus Nine Months Ended March 31, 1999
---------------------------------------------------------------------------

      Net Income for the nine months ended March 31, 2000 was $2,765,000 as compared to $3,240,000 for the same period in 1999. Earnings were impacted by costs of $621,000 related to the merger with Energy East. Losses incurred during the initial year of the newly acquired HVAC operations also effected earnings.
      Operating Margin increased $662,000 or 2.8% compared to the nine months ended March 31, 1999, primarily due to margins on the HVAC businesses acquired this fiscal year as well as growth in sales of propane.

                                             2000            1999
                                             ----            ----

9 Month Firm MCF Sold & Transported         5,086,000       4,988,000
9 Month Consolidated Operating Margin     $24,097,000     $23,435,000


      Other Operating Expenses increased $1,284,000 or 11.2%, Depreciation decreased $500,000 or 13.4%, Other Taxes increased $229,000 or 14.4%, Other Income decreased $93,000 or 4.9%, Income Taxes increased $63,000, and Common Share Dividends increased $146,000, all for the same reasons discussed in the Third Quarter Results above.


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

---------------------------------------------------------------------------
Results of Operations - Twelve Months Ended March 31, 2000 versus Twelve Months Ended March 31, 1999
---------------------------------------------------------------------------

      Earnings available for Common Stock were $2,743,000 for the twelve months ended March 31, 2000 as compared to $3,040,000 for 1999. Earnings were impacted by merger costs and HVAC losses as discussed in the Nine Month Results of Operations.

      Operating Margin increased $557,000 or 2.0% from 1999, primarily due to margins on the HVAC businesses acquired this fiscal year as well as growth in sales of propane.

                                              2000            1999
                                              ----            ----

12 Month Firm MCF Sold & Transported         6,288,000       6,121,000
12 Month Consolidated Operating Margin     $28,886,000     $28,329,000


      Other Operating Expenses increased by $585,000 or 4.0% as a result of professional fees related to the merger with Energy East as well as operating expenses associated with running the plumbing and heating businesses acquired during the second quarter of fiscal 2000, partially offset by lower bad debts of the regulated utility due to a change in the recovery mechanism for the portion of bad debt expense related to gas costs, and a reduction of pension costs as a result of very positive performance of the investment vehicles in which fund assets are invested.

      Depreciation decreased $417,000 or 9.2%. The Company made an adjustment of $497,000 to correct depreciation recorded in prior periods related to utility equipment. The adjustment had no material effect on any period that the Company has previously reported.

      Other Taxes increased $293,000 or 14.8% due to increases in the plant property tax base and municipal tax rates and payroll taxes related to increased payroll.

      Other Income - Net decreased $229,000 or 10.5% due to changes in weather protection proceeds as explained in the Third Quarter Results.

      Income Taxes increased $178,000 due to the tax effects of non-deductible merger costs.

      Common Share Dividends increased by $216,000 or 7.8% due to additional shares outstanding through the Company's Dividend Reinvestment and Optional Cash Purchase Plan (DRIP) over the twelve-month period, and to a lesser extent, an increase in the quarterly dividend to $.295 per share from $.29 per share effective the fourth quarter of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 2000
      Cash flows provided by operating activities were $4,021,000 for the nine months ended March 31, 2000, as compared to $1,897,000 in 1999, primarily due to a decrease in accounts receivable and inventory. Capital requirements have been primarily funded by internal sources. The issuance of long-term financing is dependent on management's evaluation of needs, financial market conditions and other factors. Short-term bank financing is used to meet seasonal cash requirements. The Company has adequate resources to cover immediate cash needs.

      The Company initially finances construction expenditures and other funding needs primarily with internal sources, short-term bank borrowings and the reinvestment of dividends. The Company continually evaluates its short-term borrowing position, and based on prevailing interest rates, market conditions, and other considerations, makes determinations regarding conversion of short-term borrowings to long-term debt or equity. The Company added $10,322,000 to Property, Plant and Equipment during the nine months ended March 31, 2000, of which $5,465,000 relates to the construction of a LNG facility and $1,036,000 investment in non-regulated plant and equipment assets. The remaining construction expenditures primarily represent investments in new and replacement mains and services.

Merger with Energy East:
      On November 9, 1999, the Company signed a definitive merger agreement with Energy East Corporation under which the Company will become a wholly-owned subsidiary of Energy East. Energy East will acquire all of the common shares of Berkshire Energy Resources for $38.00 per share in cash. The transaction has an equity market value of approximately $96 million, based on approximately 2,523,479 million of Berkshire common shares outstanding. Energy East will also assume approximately $40,000,000 of Berkshire preferred stock and long-term debt. The transaction will be accounted for using the purchase method of accounting.

      The merger was approved on February 29, 2000 by Berkshire shareholders. The merger is also subject to Energy East receiving the approval of the Securities and Exchange Commission (SEC). The Company expects the transaction to close by mid-year 2000.

Business Acquisitions:
      The Company purchased the assets of Shedd Inc. and Yankee Plumbing and Heating Inc., based in Pittsfield, Massachusetts, in the fall of 1999. Services provided by these companies include the sale, installation and maintenance of boilers, furnaces, heat pumps and air conditioning equipment and ductwork. These businesses will be operated under Berkshire Service Solutions, Inc., an unregulated subsidiary that is engaged in the commodity sale of energy to commercial and industrial customers and provides on-premise HVAC and plumbing services in commercial, industrial and residential markets.

      The acquisition of these companies demonstrates the Company's commitment to expand opportunities in the competitive energy marketplace.

      The capital structure of the Company at March 31, 2000 was 49.0% Common Equity, .4% Preferred Stock and 50.6% Long-Term Debt.

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          A lawsuit formerly reported by Berkshire Gas Company (BGAS), the predecessor of Berkshire Energy Resources, on Form 8-K dated December 18, 1998 has been resolved. A settlement was negotiated by both parties, which had no material impact to the financial statements of the Company.

Item 2.   Changes in Securities
-------   ---------------------

          Not Applicable

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          At a special shareholders meeting convened at Company headquarters in Pittsfield, Massachusetts on February 29, 2000, Berkshire Energy Resources shareholders voted to approve a proposed merger with Energy East Corporation. Under the terms of the agreement, Berkshire Energy Resources shareholders will receive a cash payment of $38.00 per share at the close of the transaction.

Item 5.   Other Information
-------   -----------------

          The Company has made and entered into a collective bargaining agreement with the Local Union of the United Steelworkers of America for the period April 1, 2000 through March 31, 2003. The previous contract expired on March 31, 2000.

Item 6.   Exhibits and Reports on Form 8 - K
-------   ----------------------------------

          (a) List of Exhibits
                Exhibit 27 - Financial Data Schedule


The consolidated balance sheet as of March 31, 2000, the related consolidated statements of income and retained earnings for the three month, nine month and twelve month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the nine month periods ended March 31, 2000 and 1999 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the consolidated financial statements is presented below.

Deloitte &
  Touche LLP
------------     ---------------------------------------------------
                 City Place        Telephone:(860) 280-3000
                 185 Asylum Street Facsimile:(860) 280-3051
                 Hartford, Connecticut 06103-3402

INDEPENDENT ACCOUNTANTS' REPORT

Berkshire Energy Resources:
We have reviewed the accompanying consolidated balance sheet of Berkshire Energy Resources (formerly The Berkshire Gas Company) (the "Company") as of March 31, 2000, the related consolidated statements of income and retained earnings for the three month, nine month and twelve month periods ended March 31, 2000 and 1999, and the consolidated statement of cash flows for the nine month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Berkshire Energy Resources as of June 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
May 1, 2000



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



                                       Berkshire Energy Resources
                                       --------------------------
                                       Registrant



                                       /s/Michael J. Marrone
                                       --------------------------
                                       Michael J. Marrone
                                       Vice President, Treasurer &
                                       Chief Financial Officer



Dated: May 11, 2000